Form 10-Q
period 2022-03-31
Pyrophyte Acquisition Corp.
filed 2022-05-20
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 19, 2022 the Registrant had 20,125,000 Class A ordinary shares, $0.0001 par value per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2022

PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements.	1
	Condensed Balance Sheets as of March 31, 2022 (unaudited) and December 31, 2021 (audited)	1
	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021	2
	Unaudited Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2022 and Unaudited Condensed Statement of Changes in Shareholders’ Equity for the period from February 12, 2021 (inception) through March 31, 2021	3
	Unaudited Condensed Statements of Cash Flows for the Three Months Ended March 31, 2022 and for the period from February 12, 2021 (Inception) through March 31, 2021	4
	Notes to Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	23
PART II–OTHER INFORMATION		25
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	26
Item 6.	Exhibits.	27

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)	(Audited)
ASSETS
Cash	$731,560	$966,695
Prepaid expenses	436,550	364,606
Other current assets	25,000	25,000
Total current assets	1,193,110	1,356,301
Investments and cash held in Trust Account	206,375,655	206,299,296
Non-current prepaid expenses	202,771	$290,089
Total Assets	207,771,536	$207,945,686

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accrued expenses	$316,320	$130,023
Accounts Payable	185,331	—
Total current liabilities	501,651	130,023
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	9,130,522	11,506,893
Total Liabilities	18,075,923	20,080,666

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at $10.25 per share	206,281,250	206,281,250

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(16,586,140)	(18,416,733)
Total shareholders’ deficit	(16,585,637)	(18,416,230)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$207,771,536	$207,945,686

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

		For The Period
		From February
		12, 2021
	For The Three	(Inception)
	Months Ended March	Through March
	31, 2022	31, 2021

Formation costs	$—	$6,827
General and administrative expenses	622,137	—
Loss from operations	(622,137)	(6,827)
Change in fair value of derivative warrant liabilities	2,376,371	—
Gain on investments held in Trust Account	76,359	—
Net income (loss)	$1,830,593	$(6,827)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,125,000	—
Basic and diluted net income per share, Class A subject to possible redemption	$0.07	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.07	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

STATEMENT OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2022

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	5,031,250	$503	$—	$(18,416,733)	$(18,416,230)
Net Income	—	—	—	—	—	1,830,593	1,830,593
Balance as of March 31, 2022 (unaudited)	20,125,000	$206,281,250	5,031,250	$503	$—	$(16,586,140)	$(16,585,637)

PYROPHYTE ACQUISITION CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the period from February 12, 2021 (Inception) through March 31, 2021

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 12, 2021 (inception)	—	$—	—	$—	$—	$—	S	—
Issuance of ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—		25,000
Net loss	—	—	—	—	—	(6,827)		(6,827)
Balance as of March 31, 2021 (unaudited)	—	$—	5,031,250	$503	$24,497	$(6,827)		$18,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period From
	For The Three	February 12, 2021
	Months Ended March	(inception) Through
	31, 2022	March 31, 2021

Cash Flows from Operating Activities:
Net income (loss)	$1,830,593	$(6,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investments held in Trust Account	(76,359)	—
Change in fair value of derivative warrant liabilities	(2,376,371)	—
Changes in operating assets and liabilities:
Prepaid and other assets	15,374	—
Accounts payable	185,331	6,827
Accrued expenses	189,937	—
Net cash used in operating activities	(231,495)	—
Cash Flows from Financing Activities
Offering costs paid	(3,640)	—
Net cash (used in) provided by financing activities	(3,640)	—

Net decrease in cash	(235,135)	—
Cash - beginning of period	966,695	—
Cash - end of period	$731,560	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued offering costs and expenses	$—	$20,150
Deferred offering costs and formation expenses paid through promissory note - related party	—	$25,000
Deferred offering costs paid through promissory note - related party	$—	$5,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISIITON CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1- Description of Organization and Business Operations, Going Concern Considerations

Organization and General

Pyrophyte Acquisition Corp. (the “Company”) is a blank check company incorporated in Cayman Islands on February 12, 2021 (inception). The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar Business Combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of March 31, 2022, the Company had not yet commenced operations. Activities from February 12, 2021 (inception) to March 31, 2022 includes company formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and post-IPO activities which includes finding potential target for a business combination. The Company will not generate any operating revenues until after the completion of its Initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pyrophyte Acquisition LLC, a Delaware limited liability corporation (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2021. On October 29, 2021, the Company consummated its Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), including 2,625,000 additional Units to cover over-allotments  (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $201,250,000, and incurring $181,216 in other offering costs, $2,625,000 in upfront underwriting fees and $8,443,750 in deferred underwriting commissions (Note 5).

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

Going Concern Consideration and Liquidity

As of March 31, 2022, the Company had $731,560 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. Management continues to evaluate the impact of the COVID-19 outbreak on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The credit and financial markets have experienced extreme volatility and disruptions due to the current conflict between Ukraine and Russia. The conflict is expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

Note 2 - Summary of Significant Accounting Policies

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2022, the Company had cash of $731,560. The Company did not have any cash equivalents as of March 31, 2022 and December 31, 2021.

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

Cash Held in the Trust Account

As of December 31, 2021 the assets held in the Trust Account were held in money market funds and cash.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the three months ended March 31, 2022  and for the period from February 12, 2021 (inception) through March 31, 2021, by the weighted average number of Class B ordinary shares outstanding for the period.

		For the period
		From February
		12, 2021
	For The Three	(inception)
	Months Ended	Through
	March 31,	March 31,
	2022	2021
Redeemable Class A Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class A Ordinary Shares	$1,464,474	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,125,000	—
Basic and diluted net income per share, Class A subject to possible redemption	$0.07	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class B Ordinary Shares
Net income (loss) allocable to non-redeemable Class B Ordinary Shares	$366,119	$(6,827)

Denominator: Weighted Average Share Outstanding, Redeemable Class B Ordinary Shares	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B non-Redeemable ordinary shares	$0.07	$(0.00)

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2022 and December 31, 2021 is as follows:

Gross proceeds	$201,250,000
Less:
Class A ordinary shares issuance costs	(11,249,966)
Fair value of Public Warrants at issuance	(7,345,625)

Plus:
Accretion of carrying value to redemption value	23,626,841
Class A ordinary shares subject to possible redemption	$206,281,250

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

Fair Value of Financial Instruments

As of March 31, 2022 and December 31, 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially and subsequently measured through at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. Some of the assumptions and inputs used in such model are unobservable and as such, the fair values are deemed a Level 3 measurement.

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

The Company issued 10,062,500 Public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public and Private Warrants issued in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended March 31, 2022 and for the period from February 12, 2021 (inception) through March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Prior to the initial investment in the Company of $25,000 by the Sponsor, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. Founder Shares

Private Placement Warrants

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the note was paid in full. As of March 31, 2022 and December 31, 2021, the Company can no longer draw on this Note.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

For the three months ended March 31, 2022, the Company reimbursed expenses to management in the amount of $48,634, these expenses are related to acquisition activity.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter fully exercised the option on October 29, 2021.

The underwriter was entitled to a cash underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $3,018,750 in the aggregate, which was paid upon closing of the Initial Public Offering. In addition, the underwriter was entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. As of December 31, 2021 and March 31, 2022, none of the fees were incurred and accrued.

Financial Advisory Agreement

On March 28, 2022 the Company engaged UBS Securities LLC (“UBS”), the underwriter in the Initial Public Offering, as a financial advisor and capital markets advisor in connection with a specified de-SPAC transaction. The Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. As of March 31, 2022, no fees were incurred and accrued.

On November 8, 2022 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022.

Note 6 – Derivative Warrant Liabilities

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statement of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value  $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 20,125,000 Class A ordinary shares issued and outstanding.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of  $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. As of March 31, 2022 and December 31, 2021, 5,031,250 Class B ordinary shares were issued and outstanding.

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of March 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Investments and cash held in Trust Account	$206,375,655	$—	$—	$206,375,655
Liabilities:
Public Warrants	$4,527,119	$—	$—	$4,527,119
Private Placements Warrants	—	—	4,603,403	4,603,403
Total Liabilities	$4,527,119	$—	$4,603,403	$9,130,522

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Investments and cash held in Trust Account	$206,299,296	$—	$—	$206,299,296
Liabilities:
Public Warrants	$5,693,362	$—	$—	$5,693,362
Private Placements Warrants	—	—	5,813,531	5,813,531
Total Liabilities	$5,693,362	$—	$5,813,531	$11,506,893

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the three months ended March 31, 2022, there were no transfers out of level 3.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially and subsequently measured at fair value using a Monte Carlo simulation model. The Company recognized a charge to the statements of operations resulting from a decrease in the fair value of warrant liabilities of $2,376,371 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations, see table below.

	Public	Private
	Warrant	Warrant	Total
Fair value at January 1, 2022	$5,693,362	$5,813,531	$11,506,893
Loss in fair value	1,166,243	1,210,128	2,376,371
Fair value as of March 31, 2022	$4,527,119	$4,603,403	$9,130,522

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

	March 31, 2022	December 31, 2021
Volatility	6.2%	10.3%
Underlying stock price	$9.94	9.87
Expected time until merger (years)	5.77	5.92
Risk-free rate	2.41%	1.35%
Dividend yield	0.0%	0.0%

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Pyrophyte Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pyrophyte Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a blank check company formed under the laws of Cayman Islands on February 12, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. While we may pursue an initial business combination opportunity in any industry or sector, we will seek targets around the world that we believe are market leaders in facilitating energy transition toward decarbonization and sustainable use of energy and natural resources, and are positioned to generate long-term value and growing cash flows. In particular, we will seek to identify companies provide the necessary products, equipment, services and technologies to support the energy transition, without the need to have their business rely solely on a single type of technology. We believe our leadership team’s broad and diverse global network of transaction sources and relationships across a wide spectrum of renewable energy sectors will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial business combination

We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and our capital stock, debt or a combination of cash, stock and debt. Our registration statement for the Initial Public Offering became effective on October 26, 2021. We consummated the Initial Public Offering of 20,125,000 Units on October 29, 2021. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant, including the issuance of 2,625,000 Units as a result of the underwriter’s exercise of its over-allotment option in full. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each public warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000, and incurred $11,707,792 in underwriting fees (inclusive of $8,443,750 in deferred underwriting fees).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 12, 2021 (inception) have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the IPO. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended March 31, 2022, we had a net income of $1,830,593, which consists of operating costs of $(622,137), offset by a gain in fair value of derivative warrant liabilities of $2,376,371 and a gain on marketable securities of $76,359.

For the period from February 12, 2021 (inception) through March 31, 2021, we had a net loss of $6,827, which related to formation costs.

Liquidity and Capital Resources

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

As of March 31, 2022, the Company had $731,560 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through the Proposed Public Offering. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the three months ended March 31, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team of which Mr. Major, our Chief Financial Officer and Executive Vice President of Business Development is paid $10,000 per month. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2022, we incurred $45,000 in administrative support fees. We incurred and paid $30,000 in these fees for the period from the effective date of our Initial Public Offering through December 31, 2021.

Other Commitments

On November 5, 2021 the company entered into an agreement with Clean Energy Associates. The agreement states that Clean Energy Associates may receive up to $80,000 for any introduction it makes to Pyrophyte Acquisition Corp. that Pyrophyte Acquisition Corp. subsequently enters into exclusivity with, acquires, or merges with the introduced company. As of March 31, 2022 there was no amount accrued for Clean Energy.

On March 28, 2022, UBS will be paid a merger and acquisition advisory fee of $3,000,000 upon closing of a de-SPAC transaction, and 4.0% of any amounts raised in a PIPE offering related to such de-SPAC transaction.

On November 8, 2022 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022.

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

Net Income (loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in our Initial Public Offering and Private Placement to purchase Class A ordinary shares in the calculation of diluted earnings per ordinary shares, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted earnings per ordinary shares is the same as basic earnings per ordinary share for the periods presented.

The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Earnings are shared pro rata between the two classes of shares on the assumption that the consummation of the Initial Business Combination is the most likely outcome. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

We issued 10,062,500 public warrants to purchase Class A ordinary shares to investors in our Initial Public Offering and issued 10,156,250 Private Placement Warrants. All of our outstanding public warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of public and private warrants sold in connection with the Initial Public Offering were initially and subsequently measured at fair value using a Monte Carlo simulation model.

The Class A Ordinary Shares and Public Warrants comprising the Units began trading separately on January 24, 2022. Unit holders had the option to continue to hold Units or separate their Units into the component securities. Unit holders needed to have their brokers contact our transfer agent in order to separate the Units into Class A Ordinary Shares and Public Warrants. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade.

Additionally, the Units will automatically separate into their component parts and will not be traded after completion of our Initial Business Combination.

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

Recent Accounting Standards

Please see recent accounting standards in Note 2 of the financial statements.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the quarter ended March 31, 2022, we identified certain errors relating to the recording of accruals. These errors have been remedied in the current accompanying condensed financial statements and are now appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

In light of the material weakness described above, we plan to enhance our processes to identify and record potential accruals. Our plans at this time include increased communication with third-party service providers and additional procedures to identify and review subsequent invoices and disbursements. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Changes in laws or regulations, or a failure to comply with any laws or regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete an initial business combination, and results of operations.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, enhancing disclosures in business combination transactions involving SPACs and private operating companies; amending the financial statement requirements applicable to transactions involving shell companies; and increasing the potential liability of certain participants in proposed business combination transactions. These rules, if adopted, whether in the form proposed or in revised form, may materially adversely affect our ability to negotiate and complete our initial business combination and may increase the costs and time related thereto.

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

Dated: May 19, 2022	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Sten L. Gustafson
	Name:	Sten L. Gustafson
	Title:	Chief Executive Officer and Director

Dated: May 19, 2022	By:	/s/ Thomas W. Major
	Name:	Thomas W. Major
	Title:	Chief Financial Officer and Executive Vice President of Business Development