Form 10-Q
period 2022-06-30
Pyrophyte Acquisition Corp.
filed 2022-08-22
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 22, 2022 the Registrant had 20,125,000 Class A ordinary shares, $0.0001 par value per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2022

PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements.	1
	Condensed Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2022, three months ended June 30, 2021, and for the period from February 12, 2021 (inception) through June 30, 2021	2
	Unaudited Condensed Statement of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the six months ended June 30, 2022 and Condensed Statement of Changes in Shareholders’ Equity for the Period from February 12, 2021 (inception) through June 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the six months ended June 30, 2022 and for the period from February 12, 2021 (Inception) through June 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	23
Item 4.	Controls and Procedures.	24
PART II–OTHER INFORMATION		25
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits.	28

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$395,164	$966,695
Prepaid expenses	396,622	364,606
Other current assets	40,000	25,000
Total current assets	831,786	1,356,301
Investments and cash held in Trust Account	206,666,699	206,299,296
Non-current prepaid expenses	$114,483	$290,089
Total Assets	$207,612,968	$207,945,686

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$72,085	$130,023
Total current liabilities	72,085	130,023
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	6,065,625	11,506,893
Deferred legal fees	1,137,611	—
Total Liabilities	15,719,071	20,080,666

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at $10.25 per share	206,566,699	206,281,250

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(14,673,305)	(18,416,733)
Total shareholders’ deficit	(14,672,802)	(18,416,230)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$207,612,968	$207,945,686

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For The
				Period From
				February 12,
				2021
				(Inception)
	For The Three	For The Three	For The Six	Through
	Months Ended	Months Ended	Months Ended	June 30,
	June 30, 2022	June 30, 2021	June 30, 2022	2021
Formation costs	$—	$—	$—	$6,827
General and administrative expenses	446,213	—	1,779,811	—
Loss from operations	(446,213)	—	(1,779,811)	(6,827)
Change in fair value of derivative warrant liabilities	3,064,897	—	5,441,268	—
Gain on investments held in Trust Account	291,044	—	367,403	—
Other income	17	—	17	—
Net income (loss)	$2,909,745	$—	$4,028,877	$(6,827)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,125,000	—	20,125,000	—
Basic and diluted net income per share, Class A subject to possible redemption	$0.12	$0.00	$0.16	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,031,250	4,375,000	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.12	$(0.00)	$0.16	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENT OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2022

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	5,031,250	$503	$—	$(18,416,733)	$(18,416,230)
Net Income (restated)	—	—	—	—	—	1,119,132	1,119,132
Balance as of March 31, 2022 (restated)	20,125,000	$206,281,250	5,031,250	$503	$—	$(17,297,601)	$(17,297,098)
Remeasurement of Class A ordinary shares to redemption value	—	285,449	—	—	—	(285,449)	(285,449)
Net income	—	—	—	—	—	2,909,745	2,909,745
Balance as of June 30, 2022	20,125,000	$206,566,699	5,031,250	$503	$—	$(14,673,305)	$(14,672,802)

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended June 30, 2021 and for the period from February 12, 2021 (Inception) through June 30, 2021

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 12, 2021 (inception)	—	$—	—	$—	$—	$—	S	—
Issuance of ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—		25,000
Net loss	—	—	—	—	—	(6,827)		(6,827)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(6,827)		$18,173
Net loss	—	—	—	—	—	—		—
Balance as of June 30, 2021	—	$—	5,031,250	$503	$24,497	$(6,827)		$18,173

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period From
	For The Six	February 12, 2021
	Months Ended	(inception) Through
	June 30, 2022	June 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$4,028,877	$(6,827)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investments held in Trust Account	(367,403)	—
Change in fair value of derivative warrant liabilities	(5,441,268)	—
Changes in operating assets and liabilities:
Prepaid expenses	143,590	—
Other current assets	(15,000)	—
Deferred legal fees	1,137,611	—
Accounts payable	—	6,827
Accrued expenses	(57,938)	—
Net cash used in operating activities	(571,531)	—

Net decrease in cash	(571,531)	—
Cash - beginning of period	966,695	—
Cash - end of period	$395,164	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$18,173
Deferred offering costs included in accrued offering costs and expenses	$—	$179,269
Prepaid assets paid by related party	$—	$5,000

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

As of June 30, 2022, the Company had not yet commenced operations. Activities from February 12, 2021 (inception) to June 30, 2022 includes company formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and post-IPO activities which includes finding potential target for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Pyrophyte Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2021. On October 29, 2021, the Company consummated its Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), including 2,625,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $201,250,000, and incurring $181,216 in other offering costs, $2,625,000 in upfront underwriting fees and $8,443,750 in deferred underwriting commissions (Note 6).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,156,250 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10,156,250 (Note 5).

Upon the closing of the Initial Public Offering and the Private Placement on October 29, 2021, $206,281,250 ($10.25 per Unit) of the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were deposited into a trust account (the "Trust Account") in the United States at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in any money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the "Investment Company Act"), which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company's shareholders, as described below. The remaining proceeds outside the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company's amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the "Public Shares") being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company's memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company's creditors, if any, which could have priority over the claims of the Company's public shareholders

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

The Company will provide its holders of the outstanding Public Shares (the "Public Shareholders") with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholders meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with an initial business combination, the Company may seek shareholder approval of a Business Combination at a meeting called for such purpose at which public shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company's Amended and Restated Certificate of Incorporation provides that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a "group" (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the "Exchange Act")), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company's prior written consent.

The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriter (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company's warrants. These shares of Class A ordinary share were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification ("ASC") Topic 480 "Distinguishing Liabilities from Equity."

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Amended and Restated Certificate of Incorporation, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the "SEC"), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company's initial shareholders agreed (a) to vote its Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company's amended and restated memorandum and articles of association with respect to the Company's pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders' rights of pre- Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or April 29, 2023 (the "Combination Period"), the Company will (i) cease all operations except for the purpose of winding up, (ii)as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, which interest shall be net of taxes payable and $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders' rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company's board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially held in the Trust Account per Unit ($10.25).

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company's indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the "Securities Act"). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. None of the Company's officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

Basis of Presentation

The accompanying condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

Going Concern Consideration and Liquidity

As of June 30, 2022, the Company had $395,164 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company's assessment of going concern considerations in accordance with Accounting Standards Update ("ASU") 2014-15, "Disclosures of Uncertainties about an Entity's Ability to Continue as a Going Concern," management has determined that the liquidity conditions raise substantial doubt about the Company's ability to continue as a going concern through approximately one year from the date of filing. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 -  Restatement of Previously Issued Financial Statements

In connection with the preparation of the Company’s financial statements as of June 30, 2022, management identified errors made in its historical financial statements where accrued expenses were overstated and deferred legal fees and general and administrative expenses were understated as of March 31, 2022 and for the three months ended March 31, 2022.

The impact of the restatement on the Company’s financial statements is reflected in the following table:

	As of March 31, 2022
	As previously
Condensed Balance Sheet	reported	Adjustment	As restated
Accrued expenses	$316,320	$(206,261)	$110,059
Total current liabilities	501,651	(206,261)	295,390
Deferred legal fees	—	917,722	917,722
Total liabilities	18,075,923	711,461	18,787,384
Accumulated deficit	(16,586,140)	(711,461)	(17,297,601)
Total shareholders’ deficit as of March 31, 2022	(16,586,637)	(711,461)	(17,297,098)

	For the three months ended March 31, 2022
	As previously
Condensed Statement of Operations	reported	Adjustment	As restated
General and administrative expenses	$622,137	$711,461	$1,333,598
Net income	1,830,593	(711,461)	1,119,132
Basic and diluted net income per share, Class A subject to possible redemption	0.07	(0.03)	0.04
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	0.07	(0.03)	0.04

	For the three months ended March 31, 2022
	As previously
Condensed Statement of Changes in Shareholders’ Deficit	reported	Adjustment	As restated
Net income	$1,830,593	$(711,461)	$1,333,598
Accumulated deficit	(16,586,140)	(711,461)	(17,297,601)
Total shareholders’ deficit as of March 31, 2022	(16,586,637)	(711,461)	(17,297,098)

	For the three months ended March 31, 2022
	As previously
Condensed Statement of Cash Flows	reported	Adjustment	As restated
Net income	$1,830,593	$(711,461)	$1,119,132
Accrued expenses and formation costs	189,937	(206,261)	16,324
Deferred legal fees	—	917,722	917,722

Note 3 - Summary of Significant Accounting Policies

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2022 and December 31, 2021, the Company had cash of $395,164 and $966,695, respectively. The Company did not have any cash equivalents as of June 30, 2022 and December 31, 2021.

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

Investments and cash held in Trust Account

As of June 30, 2022 the assets held in the Trust Account were held in money market funds and cash.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares on the assumption that the consummation of the initial Business Combination is the most likely outcome. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the three and six months ended June 30, 2022, for the three months ended June 30, 2021 and for the period from February 12, 2021 (inception) through June 30, 2021, by the weighted average number of Class B ordinary shares outstanding for the period.

				For the period
				From February
				12, 2021
	For The Three	For The Three	For The Six	(inception)
	Months Ended	Months Ended	Months Ended	Through
	June 30,	June 30,	June 30,	June 30,
	2022	2021	2022	2021
Redeemable Class A Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class A Ordinary Shares	$2,327,796	$—	$3,223,102	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,125,000	—	20,125,000	—
Basic and diluted net income per share, Class A subject to possible redemption	$0.12	$—	$0.16	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class B Ordinary Shares	$581,949	$—	$805,775	$(6,827)

Denominator: Weighted Average Share Outstanding, Redeemable Class B Ordinary Shares	5,031,250	4,375,000	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B non-Redeemable ordinary shares	$0.12	$(0.00)	$0.16	$(0.00)

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

The reconciliation of Class A ordinary shares subject to possible redemption as of June 30, 2022 and December 31, 2021 is as follows:

Gross proceeds	$201,250,000
Less:
Class A ordinary shares issuance costs	(11,249,966)
Fair value of Public Warrants at issuance	(7,345,625)

Plus:
Initial measurement and remeasurement of carrying value to redemption value	23,626,841
Class A ordinary shares subject to possible redemption	$206,281,250
Remeasurement of Class A ordinary shares to redemption value	285,449
Class A ordinary shares subject to possible redemption at June 30, 2022	206,566,699

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

Fair Value of Financial Instruments

As of June 30, 2022 and December 31, 2021, the carrying values of cash, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of the Public Warrants are now measured based on the listed market price of the Public Warrants since they began trading on December 17, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants as of June 30, 2022, which is considered to be a Level 2 fair value measurement.

Offering Costs

Offering costs consist of legal, accounting, underwriting and other costs incurred through the balance sheet date that are directly related to the Initial Public Offering. Upon the completion of the Initial Public Offering, the offering costs were allocated using the relative fair values of the company ordinary shares and its warrants. The costs allocated to warrants were recognized in other expenses and those related to the Company’s ordinary shares were charged to temporary equity.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the six months ended June 30, 2022 and for the period from February 12, 2021 (inception) through June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Note 4 - Initial Public Offering

Pursuant to the Initial Public Offering, the Company sold 20,125,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one share of Class A ordinary shares and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share.

Note 5 – Related Party Transactions

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the note was paid in full. As of June 30, 2022 and December 31, 2021, the Company can no longer draw on this Note.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

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

Due from Sponsor

As of June 30, 2022, the Company was due $40,000 from the Sponsor for an overpayment of reimbursable expenses and administrative support fees. The due from Sponsor balance as of June 30, 2022 is included in prepaid expenses and other current assets in the accompanying condensed balance sheets.

Note 6 – Commitments & Contingencies

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

For the six months ended June 30, 2022, the Company reimbursed expenses to management in the amount of $79,600, these expenses are related to acquisition activities.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter fully exercised the option on October 29, 2021.

The underwriter was entitled to a cash underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $2,625,000 in the aggregate, which was paid upon closing of the Initial Public Offering plus $393,750 of deferred upfront fee. In addition, the underwriter was entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the period ended June 30, 2022 and December 31, 2021 there were no amounts incurred and accrued for Clean Energy.

Financial Advisory Agreement

On March 28, 2022 the Company engaged UBS Securities LLC (“UBS”), the underwriter in the Initial Public Offering, as a financial advisor and capital markets advisor in connection with a specified de-SPAC transaction. The Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. The letter of intent related to this agreement expired on July 1, 2022 and as such rendered this agreement void and no future accrual or expense will be booked. The agreement provided for up to $25,000 in reimbursable fees to UBS and as of the expiration date of the agreement, there are no reimbursable fees incurred by the Company.

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the period ended June 30, 2022 and December 31, 2021 the Company had incurred and paid $30,225 and $10,000, respectively, related to the Atrium agreement.

Note 7 – Derivative Warrant Liabilities

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

Note 8 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity).

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. As of June 30, 2022 and December 31, 2021, 5,031,250 Class B ordinary shares were issued and outstanding.

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

Note 9 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of June 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Investments and cash held in Trust Account	$206,666,699	$—	$—	$206,666,699
Liabilities:
Public Warrants	$3,018,750	$—	$—	$3,018,750
Private Placements Warrants	—	3,046,875	—	3,046,875
Total Liabilities	$3,018,750	$3,046,875	$—	$6,065,625

The following table presents the fair value hierarchy for assets and liabilities measured at fair value on a recurring basis as of December 31, 2021:

	Level 1	Level 2	Level 3	Total
Assets:
Investments and cash held in Trust Account	$206,299,296	$—	$—	$206,299,296
Liabilities:
Public Warrants	$5,693,362	$—	$—	$5,693,362
Private Placements Warrants	—	—	5,813,531	5,813,531
Total Liabilities	$5,693,362	$—	$5,813,531	$11,506,893

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the six months ended June 30, 2022, the private warrants transferred from level 3 to level 2.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 17, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statements of operations resulting from a decrease in the fair value of warrant liabilities of $5,441,268 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations, see table below.

	Public	Private
	Warrant	Warrant	Total
Fair value at January 1, 2022	$5,693,362	$5,813,531	$11,506,893
Loss in fair value	2,674,612	2,766,656	5,441,268
Fair value as of June 30, 2022	$3,018,750	$3,046,875	$6,065,625

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

December 31, 2021
Volatility	10.3%
Underlying stock price	$9.87
Expected time until merger (years)	5.92
Risk-free rate	1.35%
Dividend yield	0.0%

Note 10 – Subsequent Events

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

In connection with the preparation of the Company’s financial statements as of June 30, 2022, management identified errors made in its historical financial statements where, accrued expenses were overstated and deferred legal fees and general and administrative expenses were understated. In connection with the change, the Company also restated its income (loss) per ordinary share calculated to allocate net income (loss) to a single class of ordinary share.

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

Overview

We are a blank check company formed under the laws of Cayman Islands on February 12, 2021 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more businesses. While we may pursue an initial business combination opportunity in any industry or sector, we will seek targets around the world that we believe are market leaders in facilitating energy transition toward decarbonization and sustainable use of energy and natural resources, and are positioned to generate long-term value and growing cash flows. In particular, we will seek to identify companies provide the necessary products, equipment, services and technologies to support the energy transition, without the need to have their business rely solely on a single type of technology. We believe our leadership team’s broad and diverse global network of transaction sources and relationships across a wide spectrum of renewable energy sectors will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial business combination.

We intend to effectuate our business combination using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and our capital stock, debt or a combination of cash, stock and debt. Our registration statement for the Initial Public Offering became effective on October 26, 2021. We consummated the Initial Public Offering of 20,125,000 Units on October 29, 2021. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant, including the issuance of 2,625,000 Units as a result of the underwriter’s exercise of its over-allotment option in full. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each public warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000, and incurred $11,068,750 in underwriting fees (inclusive of $8,443,750 in deferred underwriting fees).

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 12, 2021 (inception) have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents after the. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the six months ended June 30, 2022, we had a net income of $4,028,877, which consists of operating costs of $(1,779,811), offset by a gain in fair value of derivative warrant liabilities of $5,441,268 and a gain on marketable securities of $367,403.

For the period from February 12, 2021 (inception) through June 30, 2021, we had a net loss of $6,827, which related to formation costs.

Liquidity and Capital Resources

Prior to the consummation of our Public Offering, our only sources of liquidity were an initial purchase of Founder Shares for $25,000 by the Sponsor, and no loans and advances from the Sponsor.

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

For the six months ended June 30, 2022, cash used in operating activities was $(571,531). This was made up of a net income of $4,028,877, changes in operating assets and liabilities of $1,208,263, a change in fair value of derivative warrant liabilities of $(5,441,268) and a $(367,403) gain on marketable securities.

For the period from March 25, 2021 (Inception) through June 30, 2021 there was no cash flow.

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

Going Concern

As of June 30, 2022, the Company had $395,164 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through the Proposed Public Offering. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the six months ended June 30, 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team of which Mr. Major, our Chief Financial Officer and Executive Vice President of Business Development is paid $10,000 per month. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. For the six months ended June 30, 2022, we incurred and paid $90,000 in administrative support fees for the period. From the effective date of our Initial Public Offering through December 31, 2021 we incurred and paid $30,000.

Other Commitments

On November 5, 2021 the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the period ended June 30, 2022 and December 31, 2021 there were no amounts incurred and accrued for Clean Energy.

On March 28, 2022 the Company engaged UBS Securities LLC (“UBS”), the underwriter in the Initial Public Offering, as a financial advisor and capital markets advisor in connection with a specified de-SPAC transaction. The Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. The letter of intent related to this agreement expired on July 1, 2022 and as such rendered this agreement void and no future accrual or expense will be booked. The agreement provided for up to $25,000 in reimbursable fees to UBS and as of the expiration date of the agreement, there are no reimbursable fees incurred by the Company.

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the period ended June 30, 2022 and December 31, 2021 the Company had incurred and paid $30,225 and $10,000, respectively, related to the Atrium agreement.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to Class A ordinary shares for the period six months ended June 30, 2022 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares of for the period six months ended June 30, 2022 by the weighted average number of Class B ordinary shares outstanding for the period.

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

The Company issued 10,062,500 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our financial statements for the quarter ended June 30, 2022, we identified certain errors relating to the recording of accruals and the accounting for complex financial instruments, which existed during the current and prior reporting periods. These errors have been remedied in the current accompanying condensed financial statements and are now appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals and the accounting of complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In connection with the recent restatements of our financial statements, our management has concluded that our disclosure controls and procedures were not effective as of June 30, 2022 due to a material weakness in internal control over financial reporting solely related to the process of recording accruals and the accounting of complex financial instruments. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

After consultation with our management team and our audit committee, the Company concluded that it was appropriate to restate our previously issued financial statements as described in Note 2 to the financial statements included in this report. As part of such process, we identified a material weakness in our internal control over financial reporting, related to our accounting for complex financial instruments.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We expect to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak, the geopolitical conditions resulting from the recent invasion of Ukraine by Russia and subsequent sanctions against Russia, Belarus and related individuals and entities and the status of debt and equity markets, as well as protectionist legislation in our target markets.

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

United States and global markets are experiencing volatility and disruption following the escalation of geopolitical tensions and the recent invasion of Ukraine by Russia in February 2022. In response to such invasion, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine during the ongoing military conflict, increasing geopolitical tensions with Russia. The invasion of Ukraine by Russia and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing military conflict in Ukraine is highly unpredictable, the conflict could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions. Additionally, Russian military actions and the resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Any of the abovementioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine and subsequent sanctions, could adversely affect our search for a business combination and any target business with which we ultimately consummate a business combination. The extent and duration of the Russian invasion of Ukraine, resulting sanctions and any related market disruptions are impossible to predict, but could be substantial, particularly if current or new sanctions continue for an extended period of time or if geopolitical tensions result in expanded military operations on a global scale. Any such disruptions may also have the effect of heightening many of the other risks described in the “Risk Factors” section of our Annual Report on Form 10-K, such as those related to the market for our securities, cross-border transactions or our ability to raise equity or debt financing in connection with any particular business combination. If these disruptions or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, the recent invasion of Ukraine by Russia, and the impact of sanctions against Russia and the potential for retaliatory acts from Russia, could result in increased cyber-attacks against U.S. companies.

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

Dated: August 22, 2022	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Sten L. Gustafson
	Name:	Sten L. Gustafson
	Title:	Chief Executive Officer and Director

Dated: August 22, 2022	By:	/s/ Thomas W. Major
	Name:	Thomas W. Major
	Title:	Chief Financial Officer and Executive Vice President of Business Development