Form 10-Q
period 2022-09-30
Pyrophyte Acquisition Corp.
filed 2022-11-14
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022 the Registrant had 20,125,000 Class A ordinary shares, $0.0001 par value per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2022

PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements.	1
	Condensed Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2022, three months ended September 30, 2021, and for the period from February 12, 2021 (inception) through September 30, 2021	2
	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit) for the three and nine months ended September 30, 2022 , three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2022 and for the period from February 12, 2021 (Inception) through September 30, 2021	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	24
Item 4.	Controls and Procedures.	25
PART II–OTHER INFORMATION		26
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits.	30

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Cash	$265,075	$966,695
Prepaid expenses	375,372	364,606
Due from related party	39,500	—
Other current assets	—	25,000
Total current assets	679,947	1,356,301
Investments and cash held in Trust Account	207,690,429	206,299,296
Non-current prepaid expenses	$25,225	$290,089
Total Assets	$208,395,601	$207,945,686

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$81,105	$130,023
Total current liabilities	81,105	130,023
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	3,235,000	11,506,893
Deferred legal fees	1,142,012	—
Total Liabilities	12,901,867	20,080,666

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at $10.32 and $10.25 per share at September 30, 2022 and December 31, 2021, respectively	207,590,429	206,281,250

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(12,097,198)	(18,416,733)
Total shareholders’ deficit	(12,096,695)	(18,416,230)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$208,395,601	$207,945,686

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

				For The
				Period From
				February 12,
				2021
				(Inception)
	For The Three	For The Three	For The Nine	Through
	Months Ended	Months Ended	Months Ended	September 30,
	September 30, 2022	September 30, 2021	September 30, 2022	2021
Formation costs	$—	$13,551	$—	$20,378
General and administrative expenses	254,584	—	2,034,395	—
Loss from operations	(254,584)	(13,551)	(2,034,395)	(20,378)
Change in fair value of derivative warrant liabilities	2,830,625	—	8,271,893	—
Gain on investments held in Trust Account	1,023,730	—	1,391,133	—
Other income	66	—	83	—
Net income (loss)	$3,599,837	$(13,551)	$7,628,714	$(20,378)
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,125,000	—	20,125,000	—
Basic and diluted net income (loss) per share, Class A subject to possible redemption	$0.14	$0.00	$0.30	$0.00
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,031,250	4,375,000	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B non-redeemable ordinary shares	$0.14	$(0.00)	$0.30	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ EQUITY (DEFICIT)

For the three and nine months ended September 30, 2022

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	5,031,250	$503	$—	$(18,416,733)	$(18,416,230)
Net Income (restated)	—	—	—	—	—	1,119,132	1,119,132
Balance as of March 31, 2022 (restated)	20,125,000	$206,281,250	5,031,250	$503	$—	$(17,297,601)	$(17,297,098)
Remeasurement of Class A ordinary shares to redemption value	—	285,449	—	—	—	(285,449)	(285,449)
Net income	—	—	—	—	—	2,909,745	2,909,745
Balance as of June 30, 2022	20,125,000	$206,566,699	5,031,250	$503	$—	$(14,673,305)	$(14,672,802)
Remeasurement of Class A ordinary shares to redemption value	—	1,023,730	—	—	—	(1,023,730)	(1,023,730)
Net income	—	—	—	—	—	3,599,837	3,599,837
Balance as of September 30, 2022	20,125,000	$207,590,429	5,031,250	$503	$—	(12,097,198)	(12,096,695)

For the three months ended September 30, 2021 and for the period from February 12, 2021 (Inception) through September 30, 2021

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance as of February 12, 2021 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Net loss	—	—	—	—	—	(6,827)	(6,827)
Balance as of March 31, 2021	—	$—	5,031,250	$503	$24,497	$(6,827)	$18,173
Net loss	—	—	—	—	—	—	—
Balance as of June 30, 2021	—	$—	5,031,250	$503	$24,497	$(6,827)	$18,173
Net loss	—	—	—	—	—	(13,551)	(13,551)
Balance as of September 30, 2021	—	$—	5,031,250	$503	$24,497	$(20,378)	$4,622

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

		For The Period From
	For The Nine	February 12, 2021
	Months Ended	(inception) Through
	September 30, 2022	September 30, 2021
Cash Flows from Operating Activities:
Net income (loss)	$7,628,714	$(20,378)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Gain on investments held in Trust Account	(1,391,133)	—
Change in fair value of derivative warrant liabilities	(8,271,893)	—
Formation and operating cost paid through the issuance of common stock to Sponsor	—	6,827
Changes in operating assets and liabilities:
Prepaid expenses	254,098	—
Other current assets	25,000	—
Deferred legal fees	1,142,012	—
Accounts payable	—	13,551
Accrued expenses	(48,918)	—
Net cash used in operating activities	(662,120)	—

Cash Flows from Financing Activities
Due from related party	(39,500)	—
Net cash used in financing activities	(39,500)	—

Net decrease in cash	(701,620)	—
Cash - beginning of period	966,695	—
Cash - end of period	$265,075	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid through the issuance of Class B ordinary shares to Sponsor	$—	$18,173
Deferred offering costs included in accrued expenses	$—	$406,680
Deferred offering costs paid through promissory note - related party	$—	$154,646
Remeasurement of Class A ordinary shares to redemption value	$1,309,179	$—

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

As of September 30, 2022, the Company had not yet commenced operations. Activities from February 12, 2021 (inception) to September 30, 2022 includes company formation, the initial public offering (the “Initial Public Offering” or “IPO”), which is described below, and post-IPO activities which includes finding potential target for a business combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering. The Company has selected December 31 as its fiscal year end.

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

The Company’s amended and restated memorandum and articles of association provide that, other than the withdrawal of interest to pay taxes, if any, none of the funds held in the Trust Account will be released until the earlier of: (i) the completion of the initial Business Combination; (ii) the redemption of any Class A ordinary shares, $0.0001 par value, included in the Units (the “Public Shares”) being sold in the Initial Public Offering that have been properly tendered in connection with a shareholder vote to amend the Company’s memorandum and articles of association to modify the substance or timing of its obligation to redeem 100% of such Public Shares if it does not complete the initial Business Combination within 18 months from the closing of the Initial Public Offering; and (iii) the redemption of 100% of the Class A ordinary shares included in the Units being sold in the Initial Public Offering if the Company is unable to complete an initial Business Combination within 18 months from the closing of the Initial Public Offering (subject to the requirements of law). The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public shareholders

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The initial Business Combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

The Company’s initial shareholders agreed (a) to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s amended and restated memorandum and articles of association with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the amended and restated memorandum and articles of association relating to shareholders’ rights of pre- Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination within 18 months from the closing of the Initial Public Offering, or April 29, 2023 (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up, (ii)as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, which interest shall be net of taxes payable and $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the amount initially held in the Trust Account per Unit ($10.25).

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company are presented in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Form 10-K for the year ended December 31, 2021 as filed with the SEC on March 31, 2022.

Going Concern Considerations and Liquidity

As of September 30, 2022, the Company had $265,075 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2022 and December 31, 2021, the Company had cash of $265,075 and $966,695, respectively. The Company did not have any cash equivalents as of September 30, 2022 and December 31, 2021.

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

Investments and cash held in Trust Account

As of September 30, 2022 the assets held in the Trust Account were held in money market funds and cash.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares on the assumption that the consummation of the initial Business Combination is the most likely outcome. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to shares of Class A ordinary shares for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the three and nine months ended September 30, 2022, for the three months ended September 30, 2021 and for the period from February 12, 2021 (inception) through September 30, 2021, by the weighted average number of Class B ordinary shares outstanding for the period.

				For the period
				From February
				12, 2021
	For The Three	For The Three	For The Nine	(inception)
	Months Ended	Months Ended	Months Ended	Through
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021
Redeemable Class A Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class A Ordinary Shares	$2,879,870	$—	$6,102,971	$—

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,125,000	—	20,125,000	—
Basic and diluted net income per share, Class A subject to possible redemption	$0.14	$—	$0.30	$—

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (loss) allocable to Redeemable Class B Ordinary Shares	$719,967	$(13,551)	$1,525,743	$(20,378)

Denominator: Weighted Average Share Outstanding, Redeemable Class B Ordinary Shares	5,031,250	4,375,000	5,031,250	4,375,000
Basic and diluted net income (loss) per share, Class B non-Redeemable ordinary shares	$0.14	$(0.00)	$0.30	$(0.00)

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

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2022 and December 31, 2021 is as follows:

Gross proceeds	$201,250,000
Less:
Class A ordinary shares issuance costs	(11,249,966)
Fair value of Public Warrants at issuance	(7,345,625)

Plus:
Initial measurement and remeasurement of carrying value to redemption value	23,626,841
Class A ordinary shares subject to possible redemption at December 31, 2021	206,281,250
Remeasurement of Class A ordinary shares to redemption value	—
Class A ordinary shares subject to possible redemption at March 31, 2022	206,281,250
Remeasurement of Class A ordinary shares to redemption value	285,449
Class A ordinary shares subject to possible redemption at June 30, 2022	206,566,699
Remeasurement of Class A ordinary shares to redemption value	1,023,730
Class A ordinary shares subject to possible redemption at September 30, 2022	$207,590,429

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

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Fair Value of Financial Instruments

As of September 30, 2022 and December 31, 2021, the carrying values of cash, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheet.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. The fair value of the Public Warrants are now measured based on the listed market price of the Public Warrants since they began trading on December 17, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants as of September 30, 2022, which is considered to be a Level 2 fair value measurement.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

Inflation Reduction Act of 2022

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, a new U.S. federal 1% excise tax on certain repurchases of shares by “covered corporations” (which include publicly traded domestic (i.e. U.S.) corporations) beginning in 2023, with certain exceptions (the “Excise Tax”). The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the Excise Tax; however, no guidance has been issued to date. It is uncertain whether, and/or to what extent, the Excise Tax could apply to any repurchase by us of our ordinary shares or in the event of our liquidation, in each instance after December 31, 2022, including any redemptions in connection with an initial business combination or in the event we do not consummate an initial business combination by April 29, 2023. Whether and to what extent the Company would be subject to the Excise Tax on a redemption of our Class A ordinary shares or other shares issued by us would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of shares for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of shares in connection with the initial business combination, extension or otherwise, (iii) the structure of the initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances in connection with the initial business combination (or otherwise issued not in connection with the initial business combination but issued within the same taxable year of the redemption treated as a repurchase of shares) and (v) the content of regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the Excise Tax have not been determined. The imposition of the Excise Tax could cause a reduction in the cash available on hand to complete an initial business combination or for effecting redemptions and may affect our ability to complete an initial business combination. In addition, the Excise Tax could cause a reduction in the per share amount payable to our public shareholders in the event we liquidate the trust account due to a failure to complete an initial business combination within the requisite timeframe.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the note was paid in full. As of September 30, 2022 and December 31, 2021, the Company can no longer draw on this note.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team, of which Mr. Major, the Chief Financial Officer and Executive Vice President of Business Development is paid $10,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 a month to $5,000 a month. The Company had incurred and paid $15,000 and $105,000 for the three and nine months ended September 30, 2022, respectively, in Sponsor administrative fees.

For the nine months ended September 30, 2022, the Company reimbursed expenses to management in the amount of $85,325, these expenses are related to acquisition activities.

Due from Related Party

As of September 30, 2022, the Company was due $39,500 from the Sponsor for an overpayment of reimbursable expenses and administrative support fees.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the period ended September 30, 2022 and December 31, 2021 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the period ended September 30, 2022 and December 31, 2021 the Company had incurred and paid $30,225 and $10,000, respectively, related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. Under the terms of the new agreement, the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. As of and for the period ended September 30, 2022 and December 31, 2021 there were $15,000 and $0, respectively, of amounts incurred and accrued for Atrium under the terms of the new agreement.

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

Note 7 – Shareholders’ Equity (Deficit)

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no Class A ordinary shares issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption which are presented as temporary equity).

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. As of September 30, 2022 and December 31, 2021, 5,031,250 Class B ordinary shares were issued and outstanding.

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of September 30, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Investments and cash held in Trust Account	$207,690,429	$—	$—	$207,690,429
Liabilities:
Public Warrants	$1,610,000	$—	$—	$1,610,000
Private Placements Warrants	—	1,625,000	—	1,625,000
Total Liabilities	$1,610,000	$1,625,000	$—	$3,235,000

The following table presents information about the Company’s financial assets and liabilities that were measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3	Total
Assets:
Investments and cash held in Trust Account	$206,299,296	$—	$—	$206,299,296
Liabilities:
Public Warrants	$5,693,362	$—	$—	$5,693,362
Private Placements Warrants	—	—	5,813,531	5,813,531
Total Liabilities	$5,693,362	$—	$5,813,531	$11,506,893

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. During the nine months ended September 30, 2022, the private warrants transferred from level 3 to level 2.

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 17, 2021. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement. The Company recognized a charge to the statements of operations resulting from a decrease in the fair value of warrant liabilities of $8,271,893 presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations, see table below.

	Public	Private
	Warrant	Warrant	Total
Fair value at January 1, 2022	$5,693,362	$5,813,531	$11,506,893
Change in fair value	(1,166,243)	(1,210,128)	(2,376,371)
Fair value as of March 31, 2022	$4,527,119	$4,603,403	$9,130,522
Change in fair value	(1,508,369)	(1,556,528)	(3,064,897)
Fair value as of June 30, 2022	$3,018,750	$3,046,875	$6,065,625
Change in fair value	(1,408,750)	(1,421,875)	(2,830,625)
Fair value as of September 30, 2022	$1,610,000	$1,625,000	$3,235,000

The following table provides quantitative information regarding Level 3 fair value measurements inputs:

December 31, 2021
Volatility	10.3%
Underlying stock price	$9.87
Expected time until merger (years)	5.92
Risk-free rate	1.35%
Dividend yield	0.0%

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering (the “IPO”) filed with the SEC on October 28, 2021 and the Company annual report for December 31, 2021 on Form 10-K filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 12, 2021 (inception) have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on the investments held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the nine months ended September 30, 2022, we had a net income of $7,628,714, which consists of operating costs of $2,034,395, offset by a gain in fair value of derivative warrant liabilities of $8,271,893 and a gain on marketable securities of $1,391,133 and other income of $83.

For the period from February 12, 2021 (inception) through September 30, 2021, we had a net loss of $20,378, related to formation costs.

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

For the nine months ended September 30, 2022, cash used in operating activities was $662,120. This was made up of a net income of $7,628,714, changes in operating assets and liabilities of $1,372,192, a change in fair value of derivative warrant liabilities of $8,271,893 and a $1,391,133 gain on marketable securities.

For the period from March 25, 2021 (inception) through September 30, 2021 there was no operating cash flow.

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

Going Concern Considerations

As of September 30, 2022, the Company had $265,075 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through the Proposed Public Offering. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the nine months ended September 30, 2022 and for the period from February 12, 2021 (inception) through September 30, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team of which Mr. Major, our Chief Financial Officer and Executive Vice President of Business Development is paid $10,000 per month. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. For the nine months ended September 30, 2022, we incurred and paid $105,000 in administrative support fees for the period. From the effective date of our Initial Public Offering through December 31, 2021 we incurred and paid $30,000. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 a month to $5,000 a month.

Other Commitments

On November 5, 2021 the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the period ended September 30, 2022 and December 31, 2021 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the period ended September 30, 2022 and December 31, 2021 there were no amounts incurred and accrued for Atrium. As of and for the period ended September 30, 2022 and December 31, 2021 the Company had incurred and paid $30,225 and $10,000, respectively, related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. Under the terms of the new agreement, the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. As of and for the period ended September 30, 2022 and December 31, 2021 there were $15,000 and $0, respectively, of amounts incurred and accrued for Atrium under the terms of the new agreement.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to Class A ordinary shares for the period nine months ended September 30, 2022 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares of for the period nine months ended September 30, 2022 by the weighted average number of Class B ordinary shares outstanding for the period.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness described below.

In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2022, we identified certain errors relating to the recording of accruals and the accounting for complex financial instruments, which existed during the current and prior reporting periods. These errors have been corrected in the current accompanying unaudited condensed financial statements and are now appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals and the accounting of complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

Except as set forth below, as of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on March 31, 2022 and our Quarterly report on Form 10-Q filed with the SEC on August 22, 2022. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

If we are deemed to be an investment company for purposes of the Investment Company Act, we may be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. To mitigate the risk of that result, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may instruct Continental Stock Transfer & Trust Company to liquidate the securities held in the trust account and instead hold all funds in the trust account in cash. As a result, following such change, we will likely receive minimal, if any, interest, on the funds held in the trust account, which would reduce the dollar amount that our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds.

On March 30, 2022, the SEC issued proposed rules (the “SPAC Rule Proposals”), relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its initial public offering. We understand that the SEC has recently been taking informal positions regarding the Investment Company Act consistent with the SPAC Rule Proposals.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our IPO in October 29, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately thirteen months after the effective date of our IPO, as of the date of this Quarterly Report). If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless.

The funds in the trust account have, since our IPO, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act. As of September 30, 2022, amounts held in trust account included approximately $1,409,179 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, or October 26, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Following such liquidation of the assets in our trust account, we will likely receive minimal interest, if any, on the funds held in the trust account, which would reduce the dollar amount our public shareholders would have otherwise received upon any redemption or liquidation of the Company if the assets in the trust account had remained in U.S. government securities or money market funds. This means that the amount available for redemption will not increase in the future.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our IPO, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in cash, which would further reduce the dollar amount our public shareholders would receive upon any redemption or our liquidation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Extension Labels Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

104	The cover page from the Company’s Form 10-Q for the quarterly period ended September 30, 2021, formatted in Inline XBRL and contained in Exhibit 101
*	Filed herewith.
**

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2022	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Sten L. Gustafson
	Name:	Sten L. Gustafson
	Title:	Chief Executive Officer and Director

Dated: November 14, 2022	By:	/s/ Thomas W. Major
	Name:	Thomas W. Major
	Title:	Chief Financial Officer and Executive Vice President of Business Development