Form 10-K
period 2022-12-31
Pyrophyte Acquisition Corp.
filed 2023-04-12
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2022, computed by reference to the closing price for the ordinary shares on such date, as reported on the New York Stock Exchange, was $201,125,000.

As of April 12, 2023, the Registrant had 20,125,000 Class A ordinary shares, $0.0001 par value per share, and 5,031,250 Class B ordinary shares, $0.0001 par value per share, outstanding.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this form, before making a decision to invest in our Units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	None of the Sponsor, officers or directors has any experience with a blank check company or special purpose acquisition company in the past.
●	Our shareholders may not be afforded an opportunity to vote on our proposed initial business combination, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.
●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	If we seek shareholder approval of our initial business combination, the Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.
●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.
●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.
●	The requirement that we consummate an initial business combination within 18 months after the closing of the Public Offering may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.
●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus (COVID-19) outbreak and the status of debt and equity markets.
●	We may not be able to consummate an initial business combination within 18 months after the closing of the Public Offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	If we seek shareholder approval of our initial business combination, the Sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.
●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	You will not be entitled to protections normally afforded to investors of many other blank check companies.
●	If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.
●	Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we have not consummated our initial business combination within the required time period, our public shareholders may receive only approximately $10.25 per public share, or less in certain circumstances, on the liquidation of our Trust Account and our warrants will expire worthless.
●	If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate for the 18 months following the closing of the Public Offering, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial business combination, and we will depend on loans from our Sponsor, its affiliates or members of our management team to fund our search and to complete our initial business combination.
●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern”.
●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Form 10-K.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of $8,443,750 in underwriting discounts and commissions, which amount is payable upon consummation of our initial business combination if consummated) and approximately $1,500,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remains on deposit in the Trust Account earning interest. As of December 31, 2022, there was $209,651,193 in investments and cash held in the Trust Account and $13,372 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2022 and 2021, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

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

Employees

We currently have two officers: Sten L. Gustafson and Bernard J. Duroc-Danner. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. Aside from our chief executive officer and chief financial officer, we do not intend to have any full time employees prior to the completion of our initial business combination.

On March 10, 2023, Mr. Gustafson notified us of his intention to resign as Chief Executive Officer, effective March 30, 2023. Mr. Gustafson did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On March 10, 2023, Mr. Thomas Major notified us of his intention to resign as Chief Financial Officer and Executive Vice President of Business Development, effective March 30, 2023. Mr. Major did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On March 30, 2023, our board of directors appointed Mr. Gustafson as our Chief Financial Officer, effective March 30, 2023 and Mr. Bernard J. Duroc-Danner as our Chief Executive Officer, effective March 30, 2023.

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

A significant outbreak of COVID-19 has resulted in a widespread health crisis that could continue to, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could:

●	adversely affect the economies and financial markets worldwide, leading to changes in interest rates, reduced liquidity and a continued slowdown in global economic conditions;

●	provoke turbulence in financial markets, which could make it difficult or impossible to raise additional capital to consummate a deal including debt or equity on terms acceptable to us or at all;
●	disrupt our operations and those of our potential partners, including those helping us diligence or search for targets, due to illness or efforts to mitigate the pandemic, including but not limited to government-mandated shutdowns, other social distancing measures, travel restrictions, office closures and measures impacting on working practices, such as the imposition of remote working arrangements, and quarantine requirements and isolation measures under local laws;
●	negatively impact the health of members of our team;
●	adversely affect our ability to conduct redemptions; and
●	materially and adversely affect the business of any potential target business with which we consummate a business combination

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

On March 30, 2022, the SEC issued the SPAC Rule Proposals, relating, among other things, to circumstances in which SPACs such as us could potentially be subject to the Investment Company Act and the regulations thereunder. The SPAC Rule Proposals would provide a safe harbor for such companies from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that a SPAC satisfies certain criteria. To comply with the duration limitation of the proposed safe harbor, a SPAC would have a limited time period to announce and complete a de-SPAC transaction. Specifically, to comply with the safe harbor, the SPAC Rule Proposals would require a company to file a report on Form 8-K announcing that it has entered into an agreement with a target company for an initial business combination no later than 18 months after the effective date of the registration statement for its IPO. The company would then be required to complete its initial business combination no later than 24 months after the effective date of the registration statement for its Public Offering.

There is currently uncertainty concerning the applicability of the Investment Company Act to a SPAC, including a company like ours, that does not complete its initial business combination within the proposed time frame set forth in the proposed safe harbor rule. As indicated above, we completed our Public Offering on October 29, 2021 and have operated as a blank check company searching for a target business with which to consummate an initial business combination since such time (or approximately seventeen months after the effective date of our Public Offering, as of the date of this Annual Report). As a result, it is possible that a claim could be made that we have been operating as an unregistered investment company if the SPAC Rule Proposals are adopted as proposed. If we were deemed to be an investment company for purposes of the Investment Company Act, we might be forced to abandon our efforts to complete an initial business combination and instead be required to liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our shares and warrants or rights following such a transaction, and our warrants or rights would expire worthless.

The funds in the trust account have, since our Public Offering, been held only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds investing solely in U.S. government treasury obligations and meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. As of December 31, 2022, amounts held in trust account included approximately $3,351,889 of accrued interest. To mitigate the risk of us being deemed to have been operating as an unregistered investment company under the Investment Company Act, we may, on or prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, or October 24, 2023, instruct Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury obligations or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash (i.e., in one or more bank accounts) until the earlier of the consummation of a business combination or our liquidation. Interest on bank deposit accounts is variable and such accounts currently yield interest of approximately 2-3% per annum.

In addition, even prior to the 24-month anniversary of the effective date of the registration statement relating to our Public Offering, we may be deemed to be an investment company. The longer that the funds in the trust account are held in short-term U.S. government securities or in money market funds invested exclusively in such securities, even prior to the 24-month anniversary, there is a greater risk that we may be considered an unregistered investment company, in which case we may be required to liquidate. Accordingly, we may determine, in our discretion, to liquidate the securities held in the trust account at any time, even prior to the 24-month anniversary, and instead hold all funds in the trust account in a bank deposit account.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report on Form 10-K for the year ending December 31, 2022. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

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

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), or may be ultimately prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, or ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS is empowered to require mandatory filings related to certain foreign investments, to charge filing fees related to such filings, and to self-initiate national security reviews of foreign direct and indirect investments in U.S. businesses if the parties to that investment choose not to file voluntarily. If CFIUS determines that an investment threatens national security, CFIUS has the power to impose restrictions on the investment or recommend that the President prohibit it or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

Our Sponsor, Pyrophyte Acquisition LLC, is controlled by a non-U.S. person. Thomas M. Major, is the managing member of our Sponsor and therefore ultimately has voting and dispositive power over the securities held directly by our Sponsor. Mr. James is a Canadian citizen. Both Mr. James and our Sponsor are “foreign persons” that qualify as “excepted investors” under the CFIUS regulations. Excepted investors must meet specified qualifications related to countries that have been designated by CFIUS as “excepted foreign states,” which are Australia, Canada, New Zealand, and the United Kingdom of Great Britain and Northern Ireland. Though excepted investors remain subject to CFIUS’s general jurisdiction, they are exempt from certain expanded CFIUS authorities under the Foreign Investment Risk Review Modernization Act of 2018.

For so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the regulations relating to CFIUS. As such, an initial business combination with a U.S. business or foreign business with U.S. operations that we may wish to pursue may be subject to CFIUS review. If a particular proposed initial business combination with a U.S. business falls within CFIUS’s jurisdiction, we may determine that we are required to make a mandatory filing or that we will submit to CFIUS review on a voluntary basis, or to proceed with the transaction without submitting to CFIUS and risk CFIUS intervention, before or after closing the transaction. In such circumstances, CFIUS may decide to delay or recommend that the President of the United States block our proposed initial business combination, require conditions with respect to such initial business combination or recommend that the President of the United States order us to divest all or a portion of the U.S. target business of our initial business combination that we acquired without first obtaining CFIUS approval, which may limit the attractiveness of, or delay or prevent us from pursuing, certain target companies that we believe would otherwise be beneficial to us and our stockholders. In addition, certain types of U.S. businesses may be subject to rules or regulations that limit or impose requirements with respect to foreign ownership.

If CFIUS determines it has jurisdiction, CFIUS may decide to recommend a block or delay our initial business combination, or require conditions with respect to it, which may delay or prevent us from consummating a potential transaction. The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our Board, liquidate and dissolve, subject in each case to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. In such event, our stockholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

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

As of December 31, 2022, the Company had $13,372 in cash and no cash equivalents. As of December 31, 2021, we had $966,695 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The new 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

We are currently not a covered corporation for purposes of the Excise Tax. If we were to become a covered corporation in the future, whether in connection with the consummation of our business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. If we were to become a covered corporation in the future, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to our public stockholders in connection with a redemption of our stock is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete our business combination and may affect our ability to complete our business combination or fund future operations.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We maintain executive offices at 3262 Westheimer Road, Suite 706, Houston, TX 77098 pursuant to an agreement with the Sponsor. The cost for this space is included in the aggregate $15,000 per-month fee we paid to the Sponsor for office space and administrative support services provided to the members of the Company’s management team, of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development, was paid $10,000 per month. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. We believe, based on rents and fees for similar services, that the fee charged by the Sponsor is at least as favorable as we could have obtained from an unaffiliated entity. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and warrants listed on NYSE under the symbols “PHYT.U”, “PHYT” and “PHYT WS”, respectively.

Holders

As of December 31, 2022, there was one holder of record of our Units, one holder of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

Net proceeds of $206,281,250 from the Public Offering and the sale of the Private Placement are held in the Trust Account as of December 31, 2021. We incurred offering costs of $11,249,959 related to the Public Offering, including $11,461,750 in underwriting discounts. In addition, the underwriter has agreed to waive their rights to its deferred underwriting commission held in the Trust Account in the event the Company does not complete a business combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. No payments were made by us to directors, officers or persons owning ten percent or more of our ordinary shares or to their associates, or to our affiliates. There has been no material change in the planned use of proceeds from the Public Offering as described in our final prospectus dated October 26, 2021, which was filed with the SEC.

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

For the year ended December 31, 2022, cash used in operating activities was $903,823. This was made up of a net income of $10,643,117 changes in operating assets and liabilities of $1,795,444, a decrease in fair value of derivative warrant liabilities of $9,990,487 and a

$3,351,897 gain on marketable securities. For the year ended December 31, 2021, cash used in operating activities was $186,855. A net loss of $2,484,049 was offset by the change in fair value of derivative warrant liabilities of $3,293,420, formation and operating expenses paid by the Sponsor in exchange for Founder Shares of $714,674, and changes in operating assets and liabilities of $535,393.

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

Going Concern Considerations

As of December 31, 2022, the Company had $13,372 in cash and no cash equivalents and as of December 31, 2021, the Company had $966,665 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through an initial Business Combination. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of December 31, 2022 and 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development was paid $10,000 per month. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. We incurred and paid $120,000 and $30,000 in these fees for the year ended December 31, 2022 and the period from the effective date of our Initial Public Offering through December 31, 2021, respectively.

For the year ended December 31, 2022, the Company reimbursed expenses to management in the amount of $101,870, these expenses are related to acquisition activities.

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement (the “Investment Advisory Agreement”) with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial business combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $80,000. Clean Energy shall also be paid a retainer of up to $80,000. The Investment Advisory Agreement was subsequently terminated. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, there were no amounts incurred and accrued for Clean Energy.

Financial Advisory Agreements

On March 28, 2022 the Company engaged UBS Securities LLC (“UBS”), the underwriter in the Initial Public Offering, as a financial advisor and capital markets advisor in connection with a specified de-SPAC transaction pursuant to a certain financial advisory agreement (“UBS Financial Advisory Agreement”). The Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. The letter of intent related to the UBS Financial Advisory Agreement expired on July 1, 2022 and as such rendered the UBS Financial Advisory Agreement void and no future accrual or expense will be booked. The UBS Financial Advisory Agreement provided for up to $25,000 in reimbursable fees to UBS and as of the expiration date of the UBS Financial Advisory Agreement, there are no reimbursable fees incurred by the Company.

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry pursuant to a certain financial advisory agreement (the “First Atrium Financial Advisory Agreement”). The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This First Atrium Financial Advisory Agreement was terminated in February 2022. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company had incurred and paid $30,225 and $10,000, respectively, related to the First Atrium Financial Advisory Agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor, pursuant to a certain financial advisory agreement (the “Second Atrium Financial Advisory Agreement”), in relation to the potential acquisition of one or more companies in a specific industry under the term of the Second Atrium Financial Advisory Agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, there were $70,919 and $0, respectively, of amounts incurred for Atrium under the terms of the Second Atrium Financial Advisory Agreement.

Recent Developments

On March 10, 2023, Mr. Gustafson notified us of his intention to resign as Chief Executive Officer, effective March 30, 2023. Mr. Gustafson did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On March 10, 2023, Mr. Major notified us of his intention to resign as Chief Financial Officer and Executive Vice President of Business Development, effective March 30, 2023. Mr. Major did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On March 30, 2023, our board of directors appointed Mr. Gustafson as our Chief Financial Officer, effective March 30, 2023 and Mr. Duroc-Danner as our Chief Executive Officer, effective March 30, 2023. Mr. Gustafson and Mr. Duroc-Danner will continue to serve on our board of directors as Class III directors with terms expiring at the Company’s’ third annual general meeting of shareholders following the Company’s initial public offering.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through December 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, the Company’s search for a target business with which to complete a business combination and activities in connection with the search for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We generate non-operating income in the form of interest income on marketable securities. We are incurring expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2022, we had a net income of $10,643,117, which consists of general and administrative expenses of $2,699,342, change in fair value of derivative warrant liabilities of $9,990,487, gain on marketable securities of $3,351,889, offset by interest income of $83.

For the period from February 12, 2021 (inception) through December 31, 2021, we had a net income of $2,484,049, which consists of formation and operating costs of $369,593, transaction costs allocated to derivative warrant liabilities of $457,833, change in fair value of derivative warrant liabilities of $3,293,420, gain on marketable securities of $18,046, offset by interest income of $9.

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

Net Income Per Ordinary Share

Net income per ordinary share is computed by dividing net income by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in our Initial Public Offering and Private Placement to purchase Class A ordinary shares in the calculation of diluted earnings per ordinary shares, since their inclusion is contingent on a future event. As a result, diluted earnings per ordinary shares is the same as basic earnings per ordinary share for the periods presented.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2022, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, our disclosure controls and procedures were not effective as of September 30, 2022 due to the material weakness described below, and were not effective as of December 31, 2022.

In connection with the preparation of our unaudited condensed financial statements for the quarter ended September 30, 2022, we identified certain errors relating to the recording of accruals and the accounting for complex financial instruments, which existed during the current and prior reporting periods. These errors were corrected in the unaudited condensed financial statements attached to our Quarterly Statement on Form 10-Q for the period ended September 30, 2022 and are now appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting existed related to the process of recording accruals and the accounting of complex financial instruments. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

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

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting was not effective as of September 30 2022, due to the material weakness described above, and were not effective as of December 31, 2022.

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

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

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

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Sten L. Gustafson	56	Chief Financial Officer and Director
Bernard J. Duroc-Danner	68	Chief Executive Officer and Chairman
Bryan Guido Hassin	44	Director
Per Hornung Pedersen	68	Director
Adam Pierce	43	Director

Sten L. Gustafson has served as our Chief Financial Officer since March 30, 2023 and a director since February 12, 2021. Mr. Gustafson is a highly experienced energy service industry executive, investment banker, and corporate securities attorney. Since 2018, Mr. Gustafson has served as Chairman of the Board of Directors of the publicly traded Norwegian company, Golden Energy Offshore and has also served as an independent director for Western Rare Earths, the U.S. subsidiary of Australian rare earth mining company, American Rare Earths, since 2020. From 2012 to 2014, Mr. Gustafson was Chief Executive Officer and Director of Era Group Inc. (previously NYSE: ERA), where he led the successful spin out of Era from Seacor Holdings in January 2013, generating record quarterly revenues every quarter during his tenure while meaningfully de-leveraging the balance sheet. From 2017 to 2018, Mr. Gustafson served as a member of the Founding Steering Committee created by the Public Investment Fund of Saudi Arabia to establish a private commercial helicopter operator (The Helicopter Company) in the Kingdom of Saudi Arabia. From 2017 to 2019, Mr. Gustafson served as a director at CHC Helicopter. Mr. Gustafson earned a B.A. in English from Rice University and earned a Juris Doctor from the University of Houston Law Center. Previously, Mr. Gustafson was our Chief Executive Officer from February 12, 2021 until March 29, 2023. With over 25 years of experience in the global energy sector, Mr. Gustafson is well qualified to serve on our board of directors, having advised on over 100 corporate transactions around the world for over $100 billion of transaction value.

Dr. Bernard J. Duroc-Danner has been our Chief Executive Officer since March 2023 and has served as the chairman of our board of directors since October 2021. Since 2018, Dr. Duroc-Danner co-founded, raised the seed and second round capital and co-managed the incubation of an energy sensing and artificial intelligence software company with applications in wind renewable energy. In addition, Dr. Duroc-Danner has been involved in the planning of the development of a solar power generation and CO2 sequestration project as part of a broader energy project in the Eastern Hemisphere. Dr. Duroc-Danner currently serves as advisory director to the Energy Intelligence Group (EIG). As an internationally recognized energy executive, Dr. Duroc-Danner is well qualified to serve as chairman of our Board of Directors, having built two global market and industry leaders through hundreds of focused acquisitions around the world. Dr. Duroc-Danner started EVI, Inc. (NYSE: EVI), an oilfield service and equipment company in May 1987, for which he served as Chairman, President and CEO until he retired in 2016, and upon retirement was given the distinction of Chairman Emeritus of Weatherford, EVI’s successor company Dr. Duroc-Danner was a director for a number of many public companies with global operations. Prior to the startup of EVI, Dr. Duroc-Danner was a management consultant with Arthur D. Little in Boston working in the metals, minerals and power generating industry. Dr. Duroc-Danner received his MBA and a PhD degree from The Wharton School of the University of Pennsylvania. Dr. Duroc-Danner is qualified to serve on our board of directors because of his extensive operational and transactional experience in building companies around the globe.

Bryan Guido Hassin has served on our board of directors since October 2021. Mr. Hassin is a global energy technology entrepreneur and since October 2022 has been the Chief Exective Officer of DexMat and since March 2020 has served as the Co-Founder & Chief Executive Officer of The Third Derivative, a joint venture between Rocky Mountain Institute and New Energy Nexus that is transforming the way that innovative startups, investment funds, and large corporations accelerate the energy transition by creating a global, vertically integrated engine for climate innovation. Prior to Third Derivative, Mr. Hassin spent 20 years as a global energy technology entrepreneur and executive, founding, leading and scaling high-growth energy transition startups. Mr. Hassin is well qualified to act as a Director, having spent much of his career in the private sector raising venture capital, building and leading startup teams, scaling operations, and negotiating partnerships and acquisitions. Mr. Hassin received his MBA with Honors and Leadership Distinction from IMD in Lausanne, Switzerland. He has a Master’s in Computer Science and undergraduate degrees in Computer Science and Electrical and Computer Engineering from Rice University. Mr. Hassin is qualified to serve on our board of directors because of his long career in operating and advising energy transition companies, and the broad network of relationships in the sector that he has developed.

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

Departure of Directors of Principal Officers; Appointment of Principal Officers

On March 10, 2023, Mr. Gustafson notified us of his intention to resign as Chief Executive Officer, effective March 30, 2023. Mr. Gustafson did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On March 10, 2023, Mr. Major notified us of his intention to resign as Chief Financial Officer and Executive Vice President of Business Development, effective March 30, 2023. Mr. Major did not advise us of any disagreement with the Company on any matter relating to its operations, policies, or practices.

On March 30, 2023, our board of directors appointed Mr. Gustafson as our Chief Financial Officer, effective March 30, 2023 and Mr. Duroc-Danner as our Chief Executive Officer, effective March 30, 2023. Mr. Gustafson and Mr. Duroc-Danner will continue to serve on our board of directors as Class III directors with terms expiring at the Company’s’ third annual general meeting of shareholders following the Company’s initial public offering.

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

Notwithstanding the foregoing, as indicated above, other than the payment to the Sponsor of  $15,000 per month, for up to 18 months, for office space, utilities and secretarial and administrative support and reimbursement of expenses, of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development. was paid $10,000 per month, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by NYSE and the SEC.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent shareholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to us, or written representations that no Forms 5 were required, we believe that, during the fiscal year ended December 31, 2022, all Section 16(a) filing requirements applicable to our officers and directors were complied with.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. We paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to members of our management team, of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development was paid $10,000 per month. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fee. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to the Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of April 12, 2023, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;
●	each of our officers and directors; and
●	all of our officers and directors as a group.

The following table is based on 25,156,250 ordinary shares outstanding as of April 12, 2023, of which 20,125,000 were Class A ordinary shares and 5,031,250 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

		Percentage
	Number of	of
	Shares	Outstanding
	Beneficially	Ordinary
Name and Address of Beneficial Owner(1)	Owned(2)	Shares
Directors and Officers
Pyrophyte Acquisition LLC(3)	5,031,250	20.0
Bernard Duroc-Danner	—	—
Sten L. Gustafson	—	—
Brian Guido Hassin	—	—
Per Hornung Pedersen	—	—
Adam Pierce	—	—
All officers and directors as a group (5 individuals)	5,031,250	20.0%
Holders of more than 5% of our outstanding ordinary shares
Pyrophyte Acquisition LLC(3)	5,031,250	20.0%
Adage Capital Partners, L.P. (4)	1,575,000	6.3%
Atlas Diversified Fund, Ltd. (5)	1,442,387	5.7%
Glazer Capital, LLC(6)	1,013,447	4.0%
(1)	Unless otherwise noted, the business address of each of our shareholders listed is 3262 Westheimer Road, Suite 706, Houston, TX, 77098.
(2)	Interests shown consist solely of Founder Shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination on a one-for-one basis, subject to adjustment.
(3)	Our Sponsor, is the record holder of such shares. The Sponsor is managed by a board of managers consisting of Sten L. Gustafson, Bernard Duroc-Danner and Thomas W. Major. Any action by the Sponsor with respect to our company or the Founder Shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the Sponsor’s managers, none of the managers of the Sponsor is deemed to be a beneficial owner of the Sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of our directors or officers or Mr. Major is deemed to have or share beneficial ownership of the Founder Shares held by the Sponsor.
(4)	According to a Schedule 13G filed on November 8, 2021, interests shown are held by Adage Capital Partners, L.P. (“ACP”), Adage Capital Partners GP, L.L.C. (“ACPGP”), Adage Capital Advisors, L.L.C. (“ACA”), Mr. Robert Atchinson (“Mr. Atchinson”) and Mr. Philip Gross (“Mr. Gross”). ACP is a Delaware limited partnership; ACPGP is a limited liability company organized under the laws of the State of Delaware and general partner of ACP with respect to the Class A ordinary shares directly owned by ACP; ACA is a limited liability company organized under the laws of the State of Delaware, and managing member of ACPGP, general partner of ACP, with respect to the Class A ordinary shares directly owned by ACP; and Mr. Atchinson and Mr. Gross are United States citizens who serve as managing members of ACA, managing members of ACPGP, and general partners of ACP with respect to the Class A ordinary shares directly owned by ACP. The address of this shareholder is 200 Clarendon Street, 52nd Floor, Boston, Massachusetts 02116.
(5)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of Balyasny Asset Management L.P., a Delaware limited partnership (“BAM”), BAM GP LLC, a Delaware limited liability corporation (“BAM GP”), Balyasny Asset Management Holdings LP, a Delaware limited partnership (“BAM Holdings”), Dames GP LLC, a Delaware limited liability company (“Dames”) and Dmitry Balyasny (“Mr. Balyasny”). BAM is the investment manager of Atlas Diversified Master Fund, Ltd. (“ADMF”), the direct holder of the 1,442,387 Class A ordinary shares and may be deemed to beneficially own such Class A ordinary shares held by ADMF. BAM GP is the General Partner of BAM and may be deemed to beneficially own such Class A ordinary shares held by ADMF. BAM Holdings is the Sole Member of BAM GP and may be deemed to beneficially own such Class A ordinary shares held by ADMF. Dames is the General Partner of BAM Holdings and may be deemed to beneficially own such Class A ordinary shares held by ADMF. Mr. Balyasny is the Managing Member of Dames and may be deemed to beneficially own such Class A ordinary shares held by ADMF. The principal business address for each shareholder is 444 West Lake Street, 50th Floor, Chicago, IL 60606.

(6)	According to a Schedule 13G filed with the SEC on February 14, 2023, on behalf of Glazer Capital LLC, a Delaware limited liability company (“Glazer Capital”) and Paul Glazer (“Mr. Glazer”). Mr. Glazer serves as the Managing Member of Glazer Capital. Each of Glazer Capital and Mr. Glazer may be deemed the beneficial owner of the Class A ordinary shares. The principal business address for each shareholder is 250 West 55th Street, Suite 30A, New York, New York 10019.

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

The Private Placement Warrants are identical to the warrants sold in the Public Offering except that the underlying Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) are not redeemable by us (except in certain circumstances), (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) may be exercised by the holders on a cashless basis and (iv) are entitled to registration rights. The Private Placement Warrants (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder.

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

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team, of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development was paid $10,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company had incurred and paid $120,000 and $30,000 for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, respectively, in Sponsor administrative fees.

For the year ended December 21, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company reimbursed expenses to management in the amount of $101,870 and $32,636, respectively, these expenses are related to acquisition activities.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for the period from February 12, 2021 (inception) through December 31, 2021 financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings totaled $86,597. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC for the year ended December 31, 2022, totaled $128,750.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the year ended December 31, 2022 financial statements and are not reported under “Audit Fees.” For the years ended December 31, 2022 and 2021, Marcum LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2022 and 2021, the aggregate fees billed by Marcum LLP totaled $11,330 and $0, respectively, for rendering such services.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2022 and 2021, Marcum LLP did not render any of these other services.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

INDEX TO FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-2
Balance Sheets as of December 31, 2022 and 2021	F-3
Statements of Operations for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-4
Statements of Shareholders’ Deficit for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-5
Statements of Cash Flows for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021	F-6
Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pyrophyte Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Pyrophyte Acquisition Corp. (the “Company”) as of December 31, 2022 and 2021, the related statements of operations, changes in shareholders’ deficit and cash flows for the year ended December 31, 2022, and for the period from February 12, 2021 (inception) through December 31, 2021, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the year ended December 31, 2022, and for the period from February 12, 2021 (inception) through December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 to the financial statements, the Company’s ability to execute its business plan is dependent upon the consummation of a business combination and it lacks the financial resources it needs to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements.  Further, if the Company does not complete a business combination by  April 29, 2023, or obtain approval for an extension of this deadline, it will be required to cease all operations except for the purpose of liquidating.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2021.

New York, NY

April 12, 2023

PYROPHYTE ACQUISITION CORP.

BALANCE SHEETS

	December 31, 2022	December 31, 2021

ASSETS
Cash	$13,372	$966,695
Prepaid expenses	298,422	364,606
Due from related party	49,500	25,000
Total current assets	361,294	1,356,301
Investments and cash held in Trust Account	209,651,193	206,299,296
Non-current prepaid expenses	—	290,089
Total Assets	$210,012,487	$207,945,686

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	$222,020	$130,023
Total current liabilities	222,020	130,023
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	1,516,406	11,506,893
Deferred legal fees	1,322,174	—
Total Liabilities	11,504,350	20,080,666

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 20,125,000 shares at $10.41 and $10.25 per share at December 31, 2022 and 2021, respectively	209,551,185	206,281,250

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(11,043,551)	(18,416,733)
Total shareholders’ deficit	(11,043,048)	(18,416,230)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$210,012,487	$207,945,686

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

STATEMENTS OF OPERATIONS

		For The
		Period From
		February 12,
		2021
		(Inception)
	For The Year	Through
	Ended	December 31,
	December 31, 2022	2021
Formation costs	$—	$21,721
General and administrative expenses	2,699,342	347,872
Loss from operations	(2,699,342)	(369,593)
Change in fair value of derivative warrant liabilities	9,990,487	3,293,420
Gain on investments held in Trust Account	3,351,889	18,046
Transaction costs allocation to derivative warrant liabilities	—	(457,833)
Other income	83	9
Net income	$10,643,117	$2,484,049
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,125,000	4,141,479
Basic and diluted net income per share, Class A subject to possible redemption	$0.42	$0.29
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,031,250	4,510,048
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.42	$0.29

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

STATEMENTS OF CHANGES IN ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND

SHAREHOLDERS’ DEFICIT

For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of February 12, 2021 (Inception)	—	$—	—	$—	$—	$—	$—
Issuance of ordinary shares to Sponsor	—	—	5,031,250	503	24,497	—	25,000
Proceeds from the sale of Class A Units	20,125,000	201,250,000	—	—	—	—	—
Paid underwriters fees	—	(2,625,000)	—	—	—	—	—
Deferred underwriting fees payable	—	(8,443,750)	—	—	—	—	—
Liabilities associated to equity instruments - Public Warrants	—	(7,345,625)	—	—	—	—	—
Other offering costs	—	(181,216)	—	—	—	—	—
Excess cash received over fair value of Private Placement Warrants	—	—	—	—	2,701,562	—	2,701,562
Remeasurement of Class A ordinary shares to redemption value	—	23,626,841	—	—	(2,726,059)	(20,900,782)	(23,626,841)
Net income	—	—	—	—	—	2,484,049	2,484,049
Balance as of December 31, 2021	20,125,000	$206,281,250	5,031,250	$503	$—	$(18,416,733)	$(18,416,230)
Remeasurement of Class A ordinary shares to redemption value	—	3,269,935	—	—	—	(3,269,935)	(3,269,935)
Net income	—	—	—	—	—	10,643,117	10,643,117
Balance as of December 31, 2022	20,125,000	$209,551,185	5,031,250	$503	$—	$(11,043,551)	$(11,043,048)

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

STATEMENTS OF CASH FLOWS

		For The Period From
	For The Year	February 12, 2021
	Ended	(inception) Through
	December 31, 2022	December 31, 2021
Cash Flows from Operating Activities:
Net income	$10,643,117	$2,484,049
Adjustments to reconcile net income to net cash used in operating activities:
Transaction costs allocated to derivative warrant liabilities	—	457,833
Gain on investments held in Trust Account	(3,351,889)	(18,046)
Formation and operating expenses funded by promissory note	—	714,674
Deferred legal expenses	1,322,174	—
Change in fair value of derivative warrant liabilities	(9,990,487)	(3,293,420)
Formation and operating expenses paid in exchange for Founder Shares	—	3,448
Changes in operating assets and liabilities:
Prepaid expenses	356,273	(661,591)
Accrued expenses	91,989	126,198
Net cash used in operating activities	(928,823)	(186,855)

Cash Flows from Investing Activities
Investment of cash into Trust Account	—	(206,281,250)
Net cash used in investing activities	—	(206,281,250)

Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	—	25,000
Repayment of promissory note and advances from related party	—	(1,329,605)
Due from related party	(24,500)	—
Proceeds from sale of Class A units, gross	—	201,250,000
Proceeds from sale of Private Placement Warrants	—	10,156,250
Offering costs paid	—	(2,666,845)
Net cash provided by (used in) financing activities	(24,500)	207,434,800

Net change in cash	(953,323)	966,695
Cash - beginning of period	966,695	—
Cash - end of period	$13,372	$966,695

Supplemental disclosure of noncash investing and financing activities:
Initial class A shares subject to possible redemption	$—	$182,654,409
Immediate accretion of Class A shares to redemption value	$3,269,935	$23,626,841
Offering costs included in accrued expenses	$—	$3,825
Offering costs paid through promissory note - related party	$—	$614,924
Offering costs paid through prepaid legal expense funded by sponsor	$—	$(21,552)
Deferred underwriting fees payable	$—	$8,443,750
Derivative warrant liability	$—	$11,506,893

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

As of December 31, 2022 and 2021, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through December 31, 2022 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2022, the Company had $13,372 in cash and no cash equivalents. As of December 31, 2021, we had $966,695 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions raise substantial doubt about the Company’s ability to continue as a going concern through approximately one year from the date of filing. These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2022 and 2021, the Company had cash of $13,372 and $966,695, respectively. The Company did not have any cash equivalents as of December 31, 2022 and 2021.

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

Investments and cash held in Trust Account

As of December 31, 2022 and 2021, the assets held in the Trust Account were held in money market funds and cash.

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted income per share, since their inclusion is contingent on a future event. As a result, diluted income per share is the same as basic income per share for the periods presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net loss to Class A ordinary shares for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net loss to Class B ordinary shares for the year ended December 31, 2022 and  for the period from February 12, 2021 (inception) through December 31, 2021 by the weighted average number of Class B ordinary shares outstanding for the period.Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows

l
		For the period
		From February
		12, 2021
	For The Year	(inception)
	Ended	Through
	December 31,	December 31,
	2022	2021
Redeemable Class A Ordinary Shares
Numerator: Net Income allocable to Redeemable Class A Ordinary Shares	$8,514,494	$1,189,112

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,125,000	4,141,479
Basic and diluted net income per share, Class A subject to possible redemption	$0.42	$0.29

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income allocable to Redeemable Class B Ordinary Shares	$2,128,623	$1,294,937

Denominator: Weighted Average Share Outstanding, Redeemable Class B Ordinary Shares	5,031,250	4,510,048
Basic and diluted net income per share, Class B non-Redeemable ordinary shares	$0.42	$0.29

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

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2022 and 2021 is as follows:

Gross proceeds	$201,250,000
Less:
Class A ordinary shares issuance costs	(11,249,966)
Fair value of Public Warrants at issuance	(7,345,625)

Plus:
Initial measurement and remeasurement of carrying value to redemption value	23,626,841
Class A ordinary shares subject to possible redemption at December 31, 2021	206,281,250
Remeasurement of Class A ordinary shares to redemption value	3,269,935
Class A ordinary shares subject to possible redemption at December 31, 2022	$209,551,185

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

Fair Value of Financial Instruments

As of December 31, 2022 and 2021, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of December 31, 2022 and 2021, the fair value of the Public Warrants are now valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. For the year ended December 31, 2022, the fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants as of December 31, 2022, which is considered to be a Level 2 fair value measurement.

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

The Company issued 10,062,500 Public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in the statements of operations.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the note was paid in full. As of December 31, 2022 and 2021, the Company can no longer draw on this note.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of December 31, 2022 and 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company had incurred and paid $120,000 and $30,000 for the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, respectively, in Sponsor administrative fees.

For the year ended December 31, 2022 and for the period from February 12, 2021 (inception) through December 31, 2021, the Company reimbursed management $101,870 and $32,636, respectively, for expenses related to acquisition activities.

Due from Related Party

As of December 31, 2022 and 2021, the Company was due $49,500 and $25,000, respectively, from the Sponsor for an overpayment of reimbursable expenses and administrative support fees.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated on January 14, 2023. As of and for the period ended December 31, 2022 and 2021 there were no amounts incurred and accrued for Clean Energy.

Financial Advisory Agreements

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the period ended December 31, 2022 and 2021 the Company had incurred and paid $30,225 and $10,000, respectively, related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a success fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. As of and for the period ended December 31, 2022 and 2021 there were $70,919 and $0, respectively, of amounts, as well as 0.75% of any additionally raised capital to fund such transaction, incurred for Atrium under the terms of the new agreement.

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

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company expects to classify each warrant as a liability at its fair value. The Public Warrants will be allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s statements of operations. The Company will reassess the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable 30 days after the completion of a Business Combination provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary share issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial business combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial business combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary share issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial business combination and to maintain a current prospectus relating to those Class A ordinary share until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary share are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022 and 2021, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 20,125,000 Class A ordinary shares issued and outstanding (which includes 20,125,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. As of December 31, 2022 and 2021, 5,031,250 Class B ordinary shares were issued and outstanding.

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$209,651,193	$—	$—
Liabilities:
Public warrants	$754,687	$—	$—
Private placement warrants	—	761,719	—

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$206,299,296	$—	$—
Liabilities:
Public warrants	$5,693,362	$—	$—
Private placement warrants	—	—	5,813,531

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the year ended December 31, 2022, the private warrants were transferred from level 3 to level 2. For the period from February 12, 2021 (inception) through December 31, 2021, the public warrants were transferred from level 3 to level 1.

For the period ended December 31, 2021, the estimated fair values of the Private Placement Warrants were determined using Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimated the volatility of its Class A ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary share that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

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

4.2

Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260041), filed with the SEC on October 14, 2021).

4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260041), filed with the SEC on October 14, 2021).
4.4	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022).
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

Date: April 12, 2023	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer

POWER OF ATTORNEY

The undersigned of Pyrophyte Acquisition Corp. hereby constitute and appoint each of Bernard J. Duroc-Danner and Sten Gustafson, with the power to act without the others and with full power of substitution and resubstitution, our hue and lawful attorney-in-fact and agent with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorney-in-fact, or such attorney-in-fact’s substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Title	Date
/s/ Bernard J. Duroc-Danner	Chief Executive Officer and Chairman	April 12, 2023
Bernard J. Duroc-Danner	(Principal Executive Officer)

/s/ Sten Gustafson	Chief Financial Officer and Director	April 12, 2023
Sten Gustafson	(Principal Financial Officer)

/s/ Brian Guido Hassin	Director	April 12, 2023
Brian Guido Hassin

/s/ Per Hornung Pedersen	Director	April 12, 2023
Per Hornung Pedersen

/s/ Adam Pierce	Director	April 12, 2023
Adam Pierce