Form 10-Q
period 2023-03-31
Pyrophyte Acquisition Corp.
filed 2023-05-16
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023 the Registrant had 14,005,087 Class A ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of March 31, 2023 (unaudited) and December 31, 2022	1
	Condensed Statements of Operations for the three months ended March 31, 2023 and 2022 (unaudited)	2
	Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2023 and 2022 (unaudited)	3
	Condensed Statements of Cash Flows for the three months ended March 31, 2023 and 2022 (unaudited)	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II–OTHER INFORMATION		25
Item 1.	Legal Proceedings.	25
Item 1A.	Risk Factors.	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Cash	$658	$13,372
Prepaid expenses	211,104	298,422
Due from related party	28,500	49,500
Total current assets	240,262	361,294
Investments and cash held in Trust Account	211,998,817	209,651,193
Total Assets	$212,239,079	$210,012,487

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,510	$—
Accrued expenses	324,355	222,020
Total current liabilities	331,865	222,020
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	2,426,250	1,516,406
Deferred legal fees	1,524,062	1,322,174
Total Liabilities	12,725,927	11,504,350

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 20,125,000 shares at $10.53 and 10.41 per share at March 31, 2023 and December 31, 2022, respectively	211,898,809	209,551,185

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding (excluding 20,125,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 5,031,250 shares issued and outstanding	503	503
Additional paid-in capital	—	—
Accumulated deficit	(12,386,160)	(11,043,551)
Total shareholders’ deficit	(12,385,657)	(11,043,048)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$212,239,079	$210,012,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months	For The Three Months
	Ended March 31, 2023	Ended March 31, 2022
General and administrative expenses	$432,765	$1,333,598
Loss from operations	(432,765)	(1,333,598)
Change in fair value of derivative warrant liabilities	(909,844)	2,376,371
Gain on investments held in Trust Account	2,347,624	76,359
Net income	$1,005,015	$1,119,132
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	20,125,000	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.04	$0.04
Weighted average shares outstanding of Class B non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250
Basic and diluted net income per share, Class B non-redeemable ordinary shares	$0.04	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2023

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	5,031,250	$503	$—	$(11,043,551)	$(11,043,048)
Remeasurement of Class A ordinary shares to redemption value	—	2,347,624	—	—	—	(2,347,624)	(2,347,624)
Net income	—	—	—	—	—	1,005,015	1,005,015
Balance as of March 31, 2023	20,125,000	$211,898,809	5,031,250	$503	$—	$(12,386,160)	$(12,385,657)

For the three months ended March 31, 2022

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	5,031,250	$503	$—	$(18,416,733)	$(18,416,230)
Net Income	—	—	—	—	—	1,119,132	1,119,132
Balance as of March 31, 2022	20,125,000	$206,281,250	5,031,250	$503	$—	$(17,297,601)	$(17,297,098)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Three Months Ended March 31, 2023	For The Three Months Ended March 31, 2022
Cash Flows from Operating Activities:
Net income	$1,005,015	$1,119,132
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	(2,347,624)	(76,359)
Change in fair value of derivative warrant liabilities	909,844	(2,376,371)
Changes in operating assets and liabilities:
Prepaid expenses	87,318	15,374
Due from related party	21,000	—
Accounts payable	7,510	185,331
Deferred legal fees	201,888	917,722
Accrued expenses	102,335	(16,324)
Net cash used in operating activities	(12,714)	(231,495)

Cash Flows from Financing Activities
Offering costs paid	—	(3,640)
Net cash provided by (used in) financing activities	—	(3,640)

Net decrease in cash	(12,714)	(235,135)
Cash - beginning of period	13,372	966,695
Cash - end of period	$658	$731,560

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$2,347,624	$—

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

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

As of March 31, 2023, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through March 31, 2023 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and sale of the Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. The New York Stock Exchange rules provide that the Business Combination must occur with one or more target businesses that together have an aggregate fair market value equal to at least 80% of the balance in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the signing a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

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

On April 24, 2023 the Company received shareholder approval to amend its Amended and Restated Memorandum and Articles of Association to extend the date by which it must complete an initial business combination from April 29, 2023 to April 29, 2024 (the “Extended Date”) (the “Extension”). As a result of the Extension receiving approval for the Company’s shareholders, the Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month until the earlier of the completion of a business combination or the date of the Company’s liquidation beginning on April 30, 2023 (as discussed in Note 4). In connection with the first Contribution, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million (see Note 4). The shareholders also approved a proposal (the “Liquidation Amendment Proposal”) to amend the Amended Memorandum and Articles of Association to permit the Company’s board of directors (the “Board”),   in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement. The shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Amended Memorandum and Articles of Association to  eliminate the limitation   that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s initial business combination. The shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis prior to the closing of an initial business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.52 per share  , for an aggregate redemption amount of approximately $117 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account was reduced from approximately $212 million to approximately $95 million  , resulting in a new redemption price of $10.56 per share for outstanding shares.

If the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account, which interest shall be net of taxes payable and $100,000 of interest to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.25).

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

Liquidity and Capital Resources and Going Concern

As of March 31, 2023, the Company had $658 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions and the proximity to liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 29, 2024. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2023 and December 31, 2022, the Company had cash of $658 and $13,372, respectively. The Company did not have any cash equivalents as of March 31, 2023 and December 31, 2022.

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

Investments and cash held in Trust Account

As of March 31, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds and cash.

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

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net income to Class A ordinary shares for the three months ended March 31, 2023 and for the three months ended March 31, 2022 by the weighted average number of Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net income to Class B ordinary shares or the three months ended March 31, 2023 and for the three months ended March 31, 2022 by the weighted average number of Class B ordinary shares outstanding for the periods. Accretion associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows

	For The Three Months	For The Three Months
	Ended	Ended
	March 31, 2023	March 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net Income allocable to Redeemable Class A Ordinary Shares	$804,012	$895,306

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	20,125,000	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.04	$0.04

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income allocable to Redeemable Class B Ordinary Shares	$201,003	$223,826

Denominator: Weighted Average Share Outstanding, Redeemable Class B Ordinary Shares	5,031,250	5,031,250
Basic and diluted net income per share, Class B non-Redeemable ordinary shares	$0.04	$0.04

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2023 and December 31, 2022 is as follows:

Gross proceeds	$201,250,000
Less:
Class A ordinary shares issuance costs	(11,249,966)
Fair value of Public Warrants at issuance	(7,345,625)

Plus:
Initial measurement and remeasurement of carrying value to redemption value	23,626,841
Class A ordinary shares subject to possible redemption at December 31, 2021	$206,281,250
Remeasurement of Class A ordinary shares to redemption value	3,269,935
Class A ordinary shares subject to possible redemption at December 31, 2022	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	2,347,624
Class A ordinary shares subject to possible redemption at March 31, 2023	$211,898,809

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

Fair Value of Financial Instruments

As of March 31, 2023 and December 31, 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants are now valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. As of March 31, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three months ended March 31, 2023 and March 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Recent Accounting Pronouncements

The Company’s management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statement.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the note was paid in full. As of March 31, 2023 and December 31, 2022, the Company can no longer draw on this note.

The Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation (each, a “Contribution”). On April 30, 2023, the Sponsor advanced $160,000 to the Company the first Contribution for the first month of extension.

In connection with the first Contribution, on May 4, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million (the “Note”) for working capital expenses (as discussed in Note 1). The Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination, or the liquidation of the Company. If the Company does not consummate an initial business combination within the Combination Period, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement warrants, at a price of $1.00 per warrant, at the option of the Sponsor.

Working Capital Loans

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2023 and December 31, 2022, the Company had no borrowings under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company had incurred and paid $15,000 and $45,000 for the three months ended March 31, 2023 and March 31, 2022, respectively, in Sponsor administrative fees.

For the three months ended March 31, 2023 and March 31, 2022, the Company reimbursed management $3,623 and $48,634, respectively, for expenses related to acquisition activities.

Due from Related Party

As of March 31, 2023 and December 31, 2022, the Company was due $28,500 and $49,500, respectively, from the Sponsor for an overpayment of reimbursable expenses and administrative support fees, which will be repaid in 2023.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated on January 14, 2023. As of and for the period ended March 31, 2023 and December 31, 2022 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the three months ended March 31, 2023 and 2022, the Company did not incur or pay any fees related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a success fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. For the three months ended March 31, 2023 and 2022 there were $0 and $30,225, respectively, of amounts, as well as 0.75% of any additionally raised capital to fund such transaction, incurred for Atrium under the terms of the new agreement.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 20,125,000 Class A ordinary shares subject to possible redemption).

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. As of March 31, 2023 and December 31, 2022, there were 5,031,250 Class B ordinary shares issued and outstanding.

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

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$211,998,817	$—	$—
Liabilities:
Public warrants	$1,207,500	$—	$—
Private placement warrants	—	1,218,750	—

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$209,651,193	$—	$—
Liabilities:
Public warrants	$754,687	$—	$—
Private placement warrants	—	761,719	—

There were no transfers to/from any level for the three months ended March 31, 2023 and 2022. Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. Except for the redemption of Class A ordinary shares and extension of the Combination Period (Note 1) and the issuance of convertible promissory note to Sponsor (Note 4), the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”), that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company annual report for December 31, 2022 on Form 10-K filed with the SEC on April 12, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

For the three months ended March 31, 2023, we had a net income of $1,005,015, which consists of general and administrative expenses of $432,765 and a loss in fair value of derivative warrant liabilities of $909,844, offset by a gain on investments held in Trust Account of $2,347,624.

For the three months ended March 31, 2022, we had a net income of $1,119,132, which consists of general and administrative expenses of $1,333,598 and gain in fair value of derivative warrant liabilities of $2,376,371, offset by a gain on investments held in Trust Account of $76,359.

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

For the three months ended March 31, 2023, cash used in operating activities was $12,714. This was made up of a net income of $1,005,015, changes in operating assets and liabilities of $420,051, a change in fair value of derivative warrant liabilities of $909,844 and a $2,347,624 gain on investments held in Trust Account.

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

Going Concern Considerations

As of March 31, 2023, the Company had $658 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through the Proposed Public Offering. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that the liquidity conditions and the proximity to liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 29, 2024. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of March 31, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the three months ended March 31, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 a month to $5,000 a month. The Company had incurred $15,000 and $45,000 for the three months ended March 31, 2023 and, 2022, respectively, in Sponsor administrative fees.

Other Commitments

On November 5, 2021 the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. For the period ended March 31, 2023 and 2022 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. For the three months ended March 31, 2023 and 2022 the Company had incurred and paid $0 and $30,225, respectively, related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. For the three months ended March 31, 2023 and 2022, there were no outstanding or incurred fees under the terms of the new agreement.

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

Net Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted income per share is the same as basic income per share for the period presented.

The Company has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of ordinary shares. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the pro rata allocation of net income to Class A ordinary shares for the period three months ended March 31, 2023 by the weighted average number of Class A ordinary shares outstanding for the period. Net income per share basic and diluted for Class B ordinary shares is calculated by dividing the pro rata allocation of net income to Class B ordinary shares of for the period three months ended March 31, 2023 by the weighted average number of Class B ordinary shares outstanding for the period.

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

Recent Developments

On April 24, 2023 the Company received shareholder approval to amend its Amended and Restated Memorandum and Articles of Association to extend the date by which it must complete an initial business combination from April 29, 2023 to April 29, 2024 (the “Extended Date”) (the “Extension”). The shareholders also approved a proposal (the “Liquidation Amendment Proposal”) to amend the Amended Memorandum and Articles of Association to permit the Company’s board of directors (the “Board”), in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement. The shareholders also approved a proposal (the “Redemption Limitation Amendment Proposal”) to amend the Amended Memorandum and Articles of Association to eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s initial business combination. The shareholders also approved a proposal (the “Founder Share Amendment Proposal”) to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share, to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis prior to the closing of an initial business combination at the election of the holder. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.52 per share, for an aggregate redemption amount of approximately $117 million. After the satisfaction of such redemptions, the balance in the Company’s Trust Account is approximately $95 million.

In connection with the Extension, the Sponsor agreed that it, or its designee, will deposit into the Trust Account as a loan, beginning on April 30, 2023, and thereafter on the first day of each month, an amount equal to the lesser of (i) $0.03 per public share multiplied by the number of Class A ordinary shares of the Company (the “public shares”) then outstanding and not redeemed in connection with the Extension and (ii) $300,000 (or a pro rata portion thereof if less than a full month), until the earlier of (a) the completion of a business combination and (b) the announcement of the Company’s intention to wind up its operations and liquidate (each such deposit, a “Contribution”) in accordance with the Extension.

In addition, on May 9, 2023, in connection with the first Contribution and any advances the Sponsor may make in the future to the Company for working capital expenses, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million (the “Note”). The Note bears no interest and is repayable in full upon the earlier of (a) the date of the consummation of the Company’s initial business combination, or (b) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by the Extended Date, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants, at a price of $1.00 per warrant, at the option of the Sponsor. Such warrants will have terms identical to the warrants issued to the Sponsor in a private placement that closed simultaneously with the Company’s initial public offering. The Contribution and any drawdowns in connection with the Note are subject to unanimous written consent of the Company's b oard of directors and the consent of the Sponsor.

The foregoing description of the Note does not purport to be complete and is qualified in its entirety by reference to the complete text of the Note, a copy of which is filed hereto as Exhibit 10.1.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that, as of the evaluation date, our disclosure controls and procedures were not effective due to the material weakness described below.

In connection with the preparation of our unaudited condensed financial statements for the quarter ended June 30, 2022, we identified certain errors relating to the recording of accruals and the accounting for complex financial instruments, which existed during the prior reporting periods. These errors were remedied and appropriately reflected. As part of such process, management concluded that a material weakness in internal control over financial reporting exists related to the review of financial statements and related schedules and reconciliations, including controls needed to assure that the accounting for accounts payable and accrued expenses is accurate and complete, including properly evaluating contractual arrangements and differentiating them as contractual liabilities or accounting contingencies, and accounting for complex financial instruments and remeasurement of redeemable shares. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II-OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on April 12, 2023. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
10.1	Convertible Promissory Note, dated May 4, 2023, between Pyrophyte Acquisition Corp. and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 4, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 15, 2023	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Bernard J. Duroc-Danner
	Name:	Bernard J. Duroc-Danner
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 15, 2023	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer and Director (Principal Financial Officer)