Form 10-Q
period 2023-06-30
Pyrophyte Acquisition Corp.
filed 2023-08-21
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 21, 2023 the Registrant had 14,005,837 Class A ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2023

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of June 30, 2023 (unaudited) and December 31, 2022	1
	Unaudited Condensed Statements of Operations for the three and six months ended June 30, 2023 and 2022	2
	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2023 and 2022	3
	Unaudited Condensed Statements of Cash Flows for the three and six months ended June 30, 2023 and 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	25
PART II–OTHER INFORMATION		26
Item 1.	Legal Proceedings.	26
Item 1A.	Risk Factors.	26
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 3.	Defaults Upon Senior Securities	26
Item 4.	Mine Safety Disclosures	26
Item 5.	Other Information	26
Item 6.	Exhibits	27

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	June 30	December 31
	2023	2022
	(Unaudited)
ASSETS
Cash	$1	$13,372
Prepaid expenses	166,688	298,422
Due from related party	—	49,500
Total current assets	166,689	361,294
Investments and cash held in Trust Account	95,563,986	209,651,193
Total Assets	$95,730,675	$210,012,487

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$7,510	$—
Promissory note – extension loan	160,000	—
Promissory note - working capital loan	71,055	—
Accrued expenses	554,610	222,020
Total current liabilities	793,175	222,020
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	1,997,613	1,516,406
Deferred legal fees	1,743,914	1,322,174
Total Liabilities	12,978,452	11,504,350

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 8,973,837 and 20,125,000 shares at $10.64 and 10.41 per share at June 30, 2023 and December 31, 2022, respectively	95,463,977	209,551,185

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 and zero shares issued or outstanding at June 30, 2023 and December 31, 2022, respectively (excluding 8,973,837 and 20,125,000 shares subject to possible redemption, respectively)	503	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 0 and 5,031,250 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	—	503
Additional paid-in capital	—	—
Accumulated deficit	(12,712,257)	(11,043,551)
Total shareholders’ deficit	(12,711,754)	(11,043,048)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$95,730,675	$210,012,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
General and administrative expenses	$594,735	$446,213	$1,027,500	$1,779,811
Loss from operations	(594,735)	(446,213)	(1,027,500)	(1,779,811)
Change in fair value of derivative warrant liabilities	428,637	3,064,897	(481,207)	5,441,268
Gain on investments held in Trust Account	1,149,558	291,044	3,497,182	367,403
Other income	—	17	—	17
Net income	$983,460	$2,909,745	$1,988,475	$4,028,877
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	11,792,263	20,125,000	15,935,613	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.06	$0.12	$0.09	$0.16
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.06	$0.12	$0.09	$0.16

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2023

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	—	$—	5,031,250	$503	$—	$(11,043,551)	$(11,043,048)
Remeasurement of Class A ordinary shares to redemption value	—	2,347,624	—	—	—	—	—	(2,347,624)	(2,347,624)
Net income	—	—	—	—	—	—	—	1,005,015	1,005,015
Balance as of March 31, 2023	20,125,000	$211,898,809	—	$—	5,031,250	$503	$—	$(12,386,160)	$(12,385,657)
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)	—	—	—	—	—	—	—
Conversion of Class B ordinary shares to Class A ordinary shares	—	—	5,031,250	503	(5,031,250)	(503)	—	—	—
Remeasurement of Class A ordinary shares to redemption value	—	1,309,557	—	—	—	—	—	(1,309,557)	(1,309,557)
Net income	—	—	—	—	—	—	—	983,460	983,460
Balance as of June 30, 2023	8,973,837	$95,463,977	5,031,250	$503	—	$—	$—	$(12,712,257)	$(12,711,754)

For the three and six months ended June 30, 2022

(Unaudited)

	Ordinary Shares Subject to
	Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	5,031,250	$503	$—	$(18,416,733)	$(18,416,230)
Net income (restated)	—	—			—	1,119,132	1,119,132
Balance as of March 31, 2022 (restated)	20,125,000	$206,281,250	5,031,250	$503	$—	$(17,297,601)	$(17,297,098)
Remeasurement of Class A ordinary shares to redemption value	—	285,449	—	—	—	(285,449)	(285,449)
Net income	—	—	—	—	—	2,909,745	2,909,745
Balance as of June 30, 2022	20,125,000	206,566,699	5,031,250	503	—	(14,673,305)	(14,672,802)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For The Six Months Ended June 30, 2023	For The Six Months Ended June 30, 2022
Cash Flows from Operating Activities:
Net income	$1,988,475	$4,028,877
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	(3,497,182)	(367,403)
Change in fair value of derivative warrant liabilities	481,207	(5,441,268)
Changes in operating assets and liabilities:
Prepaid expenses	131,734	143,590
Due from related party	49,500	(15,000)
Accounts payable	7,510	—
Deferred legal fees	421,740	1,137,611
Accrued expenses	332,590	(57,938)
Net cash used in operating activities	(84,426)	(571,531)
Cash Flows from Investing Activities
Redemption of Class A ordinary shares	117,744,389	—
Deposit into the Trust Account in connection with Convertible promissory note	(160,000)
Net cash provided by investing activities	117,584,389	—
Cash Flows from Financing Activities
Redemption of Class A ordinary shares	(117,744,389)	—
Proceeds from Promissory note – extension loan	160,000	—
Proceeds from Promissory note – working capital loan	71,055	—
Net cash used in financing activities	(117,513,334)	—

Net decrease in cash	(13,371)	(571,531)
Cash - beginning of period	13,372	966,695
Cash - end of period	$1	$395,164

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$3,657,181	$285,449

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

As of June 30, 2023, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through June 30, 2023 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on investments from the proceeds derived from the Initial Public Offering.

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

On April 24, 2023 the Company received shareholder approval to amend its Amended and Restated Memorandum and Articles of Association (the “Charter”) to extend (the “Extension”) the date by which it must complete an initial business combination from April 29, 2023 to April 29, 2024 (the “Extended Date”). As a result of the Extension receiving approval for the Company’s shareholders, the Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month until the earlier of the completion of a business combination or the date of the Company’s liquidation, beginning on April 30, 2023 (as discussed in Note 4). In connection therewith, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million (see Note 4).

The shareholders also approved a proposal to amend the Charter to permit the Company’s board of directors (the “Board”), in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement. The shareholders also approved a proposal to amend the Charter to  eliminate the limitation   that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s initial business combination. The shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B Ordinary Shares”), to convert into Class A ordinary shares (the “Class A ordinary shares”), par value $0.0001 per share, on a one-for-one basis prior to the closing of an initial business combination at the election of the holder.

In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million. In addition, on April 28, 2023, holders of 5,031,250 Class B Ordinary Shares elected to convert such shares into Class A Ordinary Shares on a one-for-one basis for no consideration.

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

Liquidity and Capital Resources and Going Concern

As of June 30, 2023, the Company had $1 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions and the proximity to liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 29, 2024. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the fair value of the warrants.

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

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022.

The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2023 and December 31, 2022, the Company had cash of $1 and $13,372, respectively. The Company did not have any cash equivalents as of June 30, 2023 and December 31, 2022.

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

Investments and cash held in Trust Account

As of June 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest income is included in interest earned on the marketable securities held in the Trust in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company historically has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B Ordinary shares into Class A Ordinary Shares, the Company now has Class A redeemable and non-redeemable Ordinary Shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows

	For The Three	For The Three	For The Six	For The Six
	Months Ended	Months Ended	Months Ended	Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net Income allocable to Redeemable Class A Ordinary Shares	$689,346	$2,327,796	$1,511,317	$3,223,102

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	11,792,263	20,125,000	15,935,613	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.06	$0.12	$0.09	$0.16

Non-Redeemable Ordinary Shares
Numerator: Net Income allocable to Non-Redeemable Ordinary Shares	$294,114	$581,949	$477,158	$805,775

Denominator: Weighted Average Share Outstanding, Non-Redeemable Ordinary Shares	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-Redeemable ordinary shares	$0.06	$0.12	$0.09	$0.16

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

The reconciliation of Class A ordinary shares subject to possible redemption as of June 30, 2023 and December 31, 2022 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2021	20,125,000	$206,281,250
Remeasurement of Class A ordinary shares to redemption value	—	3,269,935
Class A ordinary shares subject to possible redemption at December 31, 2022	20,125,000	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	—	3,657,181
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)
Class A ordinary shares subject to possible redemption at June 30, 2023	8,973,837	$95,463,977

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

Fair Value of Financial Instruments

As of June 30, 2023 and December 31, 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of June 30, 2023 and December 31, 2022, the fair value of the Public Warrants are now valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. As of June 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

Derivative Instruments

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

The Company determined that the conversion option embedded in its Promissory Note – Extension Loan and the Promissory Note – Working Capital (“Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of June 30, 2023, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes. As of June 30, 2023, $160,000 has been drawn on the Promissory Note – Extension Loan and $71,055 was outstanding on the Promissory Note – Working Capital.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three and six months ended June 30, 2023 and June 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the promissory note was paid in full. As of June 30, 2023 and December 31, 2022, the Company can no longer draw on this promissory note.

Convertible Promissory Notes

Promissory Note – Extension Loan

In connection with the Extension, The Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation (each, a “Contribution”). On April 30, 2023, the Sponsor advanced $160,000 to the Company the first Contribution for the first month of extension. The Sponsor made two additional deposits of $160,000 into the Trust Account on July 11, 2023 and August 8, 2023, in connection with the Company Extension, representing deposits for the second and third months of the agreement.

In connection with the first Contribution, on May 4, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). The convertible promissory note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination, or the liquidation of the Company. If the Company does not consummate an initial business combination within the Combination Period, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the convertible promissory note may be converted into warrants identical to the Private Placement capital warrants, at a price of $1.00 per warrant, at the option of the Sponsor.

The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of June 30, 2023, and when the convertible promissory note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the convertible promissory note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option. As of June 30, 2023, $160,000 has been drawn on the Promissory Note – Extension Loan.

Promissory Note – Working Capital Loan

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had $71,055 and $0 outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company had incurred and paid $30,000 and $90,000 for the six months ended June 30, 2023 and June 30, 2022, respectively, in Sponsor administrative fees.

For the six months ended June 30, 2023 and June 30, 2022, the Company reimbursed management $12,940 and $79,600, respectively, for expenses related to acquisition activities.

Due from Related Party

As of June 30, 2023 and December 31, 2022, the Company was due $0 and $49,500, respectively, from the Sponsor for an overpayment of reimbursable expenses and administrative support fees.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated on January 14, 2023. As of and for the period ended June 30, 2023 and December 31, 2022 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the three months ended June 30, 2023 and 2022, the Company did not incur or pay any fees related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a success fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. For the six months ended June 30, 2023 and 2022 there were $0 and $30,225, respectively, of amounts, as well as 0.75% of any additionally raised capital to fund such transaction, incurred for Atrium under the terms of the new agreement. No expenses were incurred in the three months ended June 30, 2023 and 2022.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 8,973,837 and 20,125,000 Class A ordinary shares subject to possible redemption, respectively).

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Charter allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of June 30, 2023 and December 31, 2022, there were 0 and 5,031,250 Class B ordinary shares issued and outstanding, respectively.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$95,563,986	$—	$—
Liabilities:
Public warrants	$—	$994,175	$—
Private placement warrants	—	1,003,438	—

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$209,651,193	$—	$—
Liabilities:
Public warrants	$754,687	$—	$—
Private placement warrants	—	761,719	—

The fair value of the Public Warrants issued in connection with the Public Offering and Private Placement Warrants were initially measured at fair value using a Monte Carlo simulation model. The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since December 17, 2021, which was the date the Public Warrants detached from the Units. The close price of the Public Warrants on the New York Stock Exchange was used as the primary input to the fair value of the Public Warrants as of each relevant date subsequent to December 17, 2021. The measurement of the Public Warrants after the detachment of the Public Warrants from the Units is classified as Level 1 due to the use of an observable market quote in an active market. The subsequent measurements of the Private Placement Warrants after the detachment of the Public Warrants from the Units are classified as Level 2 due to the use of an observable market quote for a similar asset in an active market.

There was zero trading volume of the Company’s public warrants on June 30, 2023, a level 2 measurement. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. For the three months ended June 30, 2023, the public warrants were transferred from level 1 to level 2 due to there being zero trading volume on June 30, 2023. For the six months ended June 30, 2022, the private warrants transferred from level 3 to level 2 as the Company referenced to the price of the public warrant rather than a level 3 input. There were no other transfers to/from any level for the three and six months ended June 30, 2023 and 2022.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, excluding the item discussed below.

On July 11, 2023, in connection with the Company extension arrangement, the Sponsor advanced $160,000 to the Company as the second Contribution for the second month of extension. On August 8, 2023, the Sponsor advanced an additional $160,000 to the Company, in connection with the Extension Company extension arrangement, as the third Contribution for the third month of extension.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company annual report for December 31, 2022 on Form 10-K filed with the SEC on April 12, 2023. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 24, 2023 we held an extraordinary general meeting (the “EGM”), pursuant to which its shareholders approved an amendment to our amended and restated articles of incorporation (the “Charter”) to, among other things, extend the date in which we have to consummate a business combination from April 29, 2023 to April 29, 2024 (the “Extension”) and provide for the conversion of Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”) into Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) (the “Founder Share Amendment”). In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million.

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

On April 28, 2023, in connection with the Founder Share Amendment and pursuant to the Charter, the Sponsor elected to convert 5,031,250 Class B Ordinary Shares held by it into Class A Ordinary Shares on a one-for-one basis for no consideration.

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

For the six months ended June 30, 2023, we had a net income of $1,988,475, which consists of general and administrative expenses of $1,027,500 and a loss in fair value of derivative warrant liabilities of $481,207, offset by a gain on investments held in Trust Account of $3,497,182.

For the six months ended June 30, 2022, we had a net income of $4,028,877, which consists of general and administrative expenses of $1,779,811, offset by a gain in fair value of derivative warrant liabilities of $5,441,268, a gain on investments held in Trust Account of $367,403, and other income of $17.

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

For the six months ended June 30, 2023, cash used in operating activities was $84,426. This was made up of a net income of $1,988,475, changes in operating assets and liabilities of $943,074, offset by a change in fair value of derivative warrant liabilities of $481,207 and a $3,497,182 gain on investments held in Trust Account.

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

Going Concern Considerations

As of June 30, 2023, the Company had $1 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through the Proposed Public Offering. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions and the proximity to liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after April 29, 2024. These unaudited condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of June 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the six months ended June 30, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 a month to $5,000 a month. The Company had incurred $30,000 and $90,000 for the six months ended June 30, 2023 and, 2022, respectively, in Sponsor administrative fees.

Promissory Note – Extension Loan

In connection with the Extension, The Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation. On April 30, 2023, the Sponsor advanced $160,000 to the Company the first Contribution for the first month of extension.

In connection with the first Contribution, on May 4, 2023, the Company issued the Note for working capital expenses (as discussed in Note 1). The Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination, or the liquidation of the Company. If the Company does not consummate an initial business combination within the Combination Period, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of June 30, 2023, $160,000 has been drawn on the Note.

Promissory Note – Working Capital Loan

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of June 30, 2023 and December 31, 2022, the Company had $71,055 and $0 outstanding under the Working Capital Loans.

Other Commitments

On November 5, 2021 the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”, pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. For the period ended June 30, 2023 and 2022 there were no amounts incurred and accrued for Clean Energy.

On March 28, 2022 the Company engaged UBS, the underwriter in the Initial Public Offering, as a financial advisor and capital markets advisor in connection with a specified de-SPAC transaction. The Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. The letter of intent related to this agreement expired on July 1, 2022 and as such rendered this agreement void and no future accrual or expense will be booked. The agreement provided for up to $25,000 in reimbursable fees to UBS and as of the expiration date of the agreement, there are no reimbursable fees incurred by the Company.

On November 8, 2021 the Company engaged Atrium as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. For the six months ended June 30, 2023 and 2022 the Company had incurred and paid $0 and $30,225, respectively, related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. For the six months ended June 30, 2023 and 2022 there were $0 and $30,225, respectively, of amounts, as well as 0.75% of any additionally raised capital to fund such transaction, incurred for Atrium under the terms of the new agreement. No expenses were incurred in the three months ended June 30, 2023 and 2022.

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

The Company historically has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B Ordinary shares into Class A Ordinary Shares, the Company now have Class A redeemable and non-redeemable Ordinary Shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the three and six months ended June 30, 2023 and for the three and six months ended June 30, 2022 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Derivative Instruments

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

The Company issued 10,062,500 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the statement of operations. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. There was zero trading volume of the Company’s public warrants on June 30, 2023, a level 2 measurement. The close price of the Public Warrant was used as the fair value of the Public Warrants as of June 30, 2023. The Private Placement Warrants have a make-whole provision in place, which will enable them to have a fair value similar to Public Warrants as of June 30, 2023.

Both the Promissory Note- Extension Loan and Promissory Note- Working Capital (“Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of June 30, 2023, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes.

Investments and cash held in the Trust Account

Our portfolio of investments held in the Trust Account is money market funds solely comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in net gain from investments held in Trust Account on the statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, as of June 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of June 30, 2023, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to the recording of accruals and the accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amended and Restated Memorandum and Articles of Association.

3.2	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association.

10.1	Convertible Promissory Note, dated May 4, 2023, between Pyrophyte Acquisition Corp. and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 21, 2023	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Bernard J. Duroc-Danner
	Name:	Bernard J. Duroc-Danner
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: August 21, 2023	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer and Director (Principal Financial Officer)