Form 10-Q
period 2023-09-30
Pyrophyte Acquisition Corp.
filed 2023-11-20
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023 the Registrant had 14,005,087 Class A ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Balance Sheets as of September 30, 2023 (unaudited) and December 31, 2022	1
	Unaudited Condensed Statements of Operations for the three and nine months ended September 30, 2023 and 2022	2
	Unaudited Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2023 and 2022	3
	Unaudited Condensed Statements of Cash Flows for the nine months ended September 30, 2023 and 2022	4
	Notes to Unaudited Condensed Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	31
PART II – OTHER INFORMATION		32
Item 1.	Legal Proceedings.	32
Item 1A.	Risk Factors.	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults Upon Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(Unaudited)
ASSETS
Cash	$1,933	$13,372
Prepaid expenses	56,180	298,422
Extension contribution due from Sponsor	480,000	—
Due from related party	—	49,500
Total current assets	538,113	361,294
Investments and cash held in Trust Account	97,110,088	209,651,193
Total Assets	$97,648,201	$210,012,487

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Accounts payable	$63,842	$—
Promissory note – extension loan	480,000	—
Promissory note – working capital loan	177,055	—
Due to related party	15,000	—
Accrued expenses	525,209	222,020
Total current liabilities	1,261,106	222,020
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	1,314,218	1,516,406
Deferred legal fees	2,034,799	1,322,174
Total Liabilities	13,033,873	11,504,350

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 8,973,837 and 20,125,000 shares at $10.86 and 10.41 per share at September 30, 2023 and December 31, 2022, respectively	97,490,079	209,551,185

Shareholders’ Deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 and zero shares issued or outstanding at September 30, 2023 and December 31, 2022, respectively (excluding 8,973,837 and 20,125,000 shares subject to possible redemption, respectively)	503	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 0 and 5,031,250 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	—	503
Additional paid-in capital	—	—
Accumulated deficit	(12,896,254)	(11,043,551)
Total shareholders’ deficit	(12,895,751)	(11,043,048)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$97,648,201	$210,012,487

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended September 30, 2023	For The Three Months Ended September 30, 2022	For The Nine Months Ended September 30, 2023	For The Nine Months Ended September 30, 2022
General and administrative expenses	$547,392	$254,584	$1,574,892	$2,034,395
Loss from operations	(547,392)	(254,584)	(1,574,892)	(2,034,395)
Change in fair value of derivative warrant liabilities	683,395	2,830,625	202,188	8,271,893
Gain on investments held in Trust Account	1,226,102	1,023,730	4,723,284	1,391,133
Other income	-	66	-	83
Net income	$1,362,105	$3,599,837	$3,350,580	$7,628,714
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	8,973,837	20,125,000	13,589,520	20,125,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.10	$0.14	$0.18	$0.30
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.10	$0.14	$0.18	$0.30

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2023

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	-	$-	5,031,250	503	$-	$(11,043,551)	$(11,043,048)
Remeasurement of Class A ordinary shares to redemption value	-	2,347,624	-	-	-	-	-	(2,347,624)	(2,347,624)
Net income	-	-	-	-	-	-	-	1,005,015	1,005,015
Balance as of March 31, 2023	20,125,000	$211,898,809	-	$-	5,031,250	$503	$-	$(12,386,160)	$(12,385,657)
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)	-	-	-	-	-	-	-
Conversion of Class B ordinary shares to Class A ordinary shares	-	-	5,031,250	503	(5,031,250)	(503)	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,309,557	-	-	-	-	-	(1,309,557)	(1,309,557)
Extension contribution due from Sponsor		320,000	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	983,460	983,460
Balance as of June 30, 2023 (as revised)	8,973,837	$95,783,977	5,031,250	$503	-	$-	$-	$(12,712,257)	$(12,711,754)

Remeasurement of Class A ordinary shares to redemption value	-	1,226,102	-	-	-	-	-	(1,546,102)	(1,546,102)
Extension contribution due from Sponsor		480,000	-	-	-	-	-	-	-
Net income	-	-	-	-	-	-	-	1,362,105	1,362,105
Balance as of September 30, 2023	8,973,837	$97,490,079	5,031,250	$503	-	$-	$-	$(12,896,254)	$(12,895,751)

For the three and nine months ended September 30, 2022

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	-	$-	5,031,250	503	$-	$(18,416,733)	$(18,416,230)
Net income	-	-	-	-	-	-	-	1,119,132	1,119,132
Balance as of March 31, 2022	20,125,000	$206,281,250	-	$-	5,031,250	$503	$-	$(17,297,601)	$(17,297,098)
Remeasurement of Class A ordinary shares to redemption value	-	285,449			-	-	-	(285,449)	(285,449)
Net income	-	-	-	-	-	-	-	2,909,745	2,909,745
Balance as of June 30, 2022	20,125,000	$206,566,699	-	$-	5,031,250	$503	$-	$(14,673,305)	$(14,672,802)

Remeasurement of Class A ordinary shares to redemption value	-	1,023,730			-	-	-	(1,023,730)	(1,023,730)
Net income	-	-	-	-	-	-	-	3,599,837	3,599,837
Balance as of September 30, 2022	20,125,000	$207,590,429	-	$-	5,031,250	$503	$-	$(12,097,198)	$(12,096,695)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2022
Cash Flows from Operating Activities
Net income	$3,350,580	$7,628,714
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	(4,723,284)	(1,391,133)
Change in fair value of derivative warrant liabilities	(202,188)	(8,271,893)
Changes in operating assets and liabilities:
Prepaid expenses	242,242	254,098
Due from related party	49,500	(39,500)
Other current assets	-	25,000
Deferred legal fees	712,625	1,142,012
Accounts payable	63,842	-
Accrued expenses	303,189	(48,918)
Net cash used in operating activities	(203,494)	(701,620)
Cash Flows from Investing Activities
Redemption of Class A ordinary shares	117,744,389	-
Extension contribution deposit into the Trust Account	(480,000)	-
Net cash provided by investing activities	117,264,389	-
Cash Flows from Financing Activities
Redemption of Class A ordinary shares	(117,744,389)	-
Proceeds from Promissory note – extension loan	480,000	-
Due to related party	15,000	-
Proceeds from Promissory note – working capital loan	177,055	-
Net cash used in financing activities	(117,072,334)	-

Net decrease in cash	(11,439)	(701,620)
Cash - beginning of period	13,372	966,695
Cash - end of period	$1,933	$265,075

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$5,203,283	$1,309,179
Extension contribution due from Sponsor	$480,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Description of Organization, Business Operations, Going Concern and Basis of Presentation

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

As of September 30, 2023, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through September 30, 2023 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

On November 13, 2023, the Company, Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation formed solely for the purpose of engaging in the Proposed Transactions and that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of the Company (“Pyrophyte Newco”) entered into a Business Combination Agreement (“BCA”), subject to terms and conditions.

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of associationprovides that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per share, plus any pro rata interest or dividend earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These shares of Class A ordinary share were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

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

If the Company is unable to complete a Business Combination by the Extended Date, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividend earned on the funds held in the Trust Account, which interest or dividend shall be net of taxes payable and $100,000 of interest or dividend to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.25).

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2023, the Company had $1,933 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Note 2 – Summary of Significant Accounting Policies

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

The financial information as of December 31, 2022 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. The interim results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the year ending December 31, 2023 or for any future periods.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2023 and December 31, 2022, the Company had cash of $1,933 and $13,372, respectively. The Company did not have any cash equivalents as of September 30, 2023 and December 31, 2022.

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

Investments and cash held in Trust Account

As of September 30, 2023 and December 31, 2022, the assets held in the Trust Account were held in money market funds and cash. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheets at fair value at the end of each reporting period. Interest or dividend income is included in gain on investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company historically has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B Ordinary shares into Class A Ordinary Shares, the Company now has Class A redeemable and non-redeemable Ordinary Shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows.

	For The Three Months	For The Three Months	For The Nine Months	For The Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Redeemable Class A Ordinary Shares
Numerator: Net Income allocable to Redeemable Class A Ordinary Shares	$872,776	$2,879,870	$2,445,268	$6,102,971

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	8,973,837	20,125,000	13,589,520	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.10	$0.14	$0.18	$0.30

Non-Redeemable Ordinary Shares
Numerator: Net Income allocable to Non-Redeemable Ordinary Shares	$489,329	$719,967	$905,312	$1,525,743

Denominator: Weighted Average Share Outstanding, Non-Redeemable Ordinary Shares	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-Redeemable ordinary shares	$0.10	$0.14	$0.18	$0.30

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

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2023 and December 31, 2022 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2021	20,125,000	$206,281,250
Remeasurement of Class A ordinary shares to redemption value	—	3,269,935
Class A ordinary shares subject to possible redemption at December 31, 2022	20,125,000	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	—	5,203,283
Extension contribution due from Sponsor	—	480,000
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)
Class A ordinary shares subject to possible redemption at September 30, 2023	8,973,837	$97,490,079

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

Fair Value of Financial Instruments

As of September 30, 2023 and December 31, 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of September 30, 2023 and December 31, 2022, the fair value of the Public Warrants are now valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. As of September 30, 2023 and December 31, 2022, the fair value of the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Promissory Note – Extension Loan and the Promissory Note – Working Capital (“Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of September 30, 2023, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes. As of September 30, 2023, $480,000 has been drawn on the Promissory Note – Extension Loan and $171,055 was outstanding on the Promissory Note – Working Capital.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the three and nine months ended September 30, 2023 and September 30, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Revisions To Prior Period Financial Statements

In the third quarter of 2023, the Company identified an error that resulted from the lack of recognizing contributions for the second and third months of the Extension period in its calculation of Class A ordinary shares subject to possible redemption as of June 30, 2023. This error led to an understatement of Class A ordinary shares subject to possible redemption and extension contribution due from Sponsor by $320,000. The understatement of these balances did not impact the Company’s cash position as of June 30, 2023, and have less than 0.5% impact on the Company’s investments held in Trust Account balance as of June 30, 2023.

The Company evaluated the materiality of the error described above from a qualitative and quantitative perspective. Based on such evaluation taking into account the requirements of SEC Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements (“SAB 108”), the Company concluded that the correction would not be material to the financial position or results of operations for the six months ended June 30, 2023. The unaudited condensed financial statements as of June 30, 2023 is revised as follows:

	As of June 30, 2023
Condensed Balance Sheet	As previously reported	Adjustments	As revised
Extension contribution due from Sponsor	$-	$320,000	$320,000
Total current assets	166,689	320,000	486,689
Total assets	95,730,675	320,000	96,050,675

Class A ordinary shares subject to possible redemption	95,463,977	320,000	95,783,977
Per share price of Class A ordinary shares subject to possible redemption	10.64	0.03	10.67
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	95,730,675	320,000	96,050,675

	As of June 30, 2023
Condensed Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	As previously reported	Adjustments	As revised
Extension contribution due from Sponsor	$-	$320,000	$320,000
Balance as of June 30, 2023 of Class A ordinary shares subject to possible redemption	95,463,977	320,000	95,783,977

	As of June 30, 2023
Condensed Statements of Cash Flows	As previously reported	Adjustments	As revised
Non cash investing and financing activities:
Extension contribution due from Sponsor	$-	$320,000	$320,000

Notes to Condensed Financial Statements	As of June 30, 2023
	As previously reported	Adjustments	As revised
Note 2 — Summary of Significant Accounting Policies
Class A ordinary shares subject to possible redemption rollforward
Extension contribution due from Sponsor	$-	$320,000	$320,000
Class A ordinary shares subject to possible redemption at June 30, 2023	95,463,977	320,000	95,783,977

Note 3 – Initial Public Offering

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

Promissory Note

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering. The promissory note loan was non-interest bearing, unsecured and due at the earlier of December 31, 2021 or the closing of the Initial Public Offering. Upon the consummation of the Initial Public Offering, all outstanding balance under the promissory note was paid in full. As of September 30, 2023 and December 31, 2022, the Company can no longer draw on this promissory note.

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

In connection with the first Contribution, on May 4, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). The convertible promissory note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination, or the liquidation of the Company. If the Company does not consummate an initial business combination within the Combination Period, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the convertible promissory note may be converted into warrants identical to the Private Placement capital warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2023, the Sponsor has advanced $480,000 to the Company representing extension contribution through June 30, 2023.

The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of September 30, 2023, and when the convertible promissory note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the convertible promissory note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

Extension Contribution Due from Sponsor

In connection with the Extension, the Sponsor is obligated to fund the Trust Account with $160,000 monthly until earlier of the completion of a business combination or Company’s liquidation. As of September 30, 2023, $480,000 representing the extension contribution for the fourth, fifth, and sixth months of the Extension is due from Sponsor. The Sponsor made a deposit of $160,000 into the Trust Account on November 20, 2023, representing the deposit for the fourth month of the Extension.

Promissory Note – Working Capital Loan

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had $171,055 and $0 outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for office space, utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company incurred $45,000 and $105,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively, in Sponsor administrative fees. For the three months ended September 30, 2023 and 2022, the Company incurred $15,000 and $30,000, respectively.

For the nine months ended September 30, 2023 and September 30, 2022, the Company reimbursed management $15,626 and $85,325, respectively, for expenses related to acquisition activities.

Due from Related Party

As of September 30, 2023 and December 31, 2022, the Company was due $0 and $49,500, respectively, from the Sponsor for an overpayment of reimbursable expenses and administrative support fees.

Due to Related Party

As of September 30, 2023 and December 31, 2022, the Company has an outstanding of $15,000 and $0 respectively due to the Sponsor for administrative support services.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated on January 14, 2023. As of and for the period ended September 30, 2023 and December 31, 2022 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium Partners A/S (“Atrium”), as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. As of and for the three months ended September 30, 2023 and 2022, the Company did not incur or pay any fees related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium, as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for the weeks they are engaged in the acquisition efforts as well as a success fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. On November 6, 2022, the agreement was terminated and the Company has no further obligation under such agreement. For the nine months ended September 30, 2023 and 2022 there were $0 and $45,225, respectively, of amounts, as well as 0.75% of any additionally raised capital to fund such transaction, incurred for Atrium under the terms of the new agreement. No expenses were incurred in the three months ended September 30, 2023 and 2022.

In June 2023, the Company re-engaged UBS as its exclusive capital markets advisor for potential business combination. In October 2023, an amended agreement was executed between the Company and UBS such that the Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $5,000,000, subject to adjustment. The exclusivity agreement will lapse six months from the effective date of the agreement unless terminated earlier pursuant to the agreement.

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

The warrants have an exercise price of $11.50 per share, subject to adjustments, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation. In addition, if (x) the Company issues additional Class A ordinary share or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per share of Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest or dividend thereon, available for the funding of the initial business combination on the date of the consummation of the initial business combination (net of redemptions) and (z) the volume weighted average trading price of Class A ordinary share during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial business combination (such price, the “Market Value”) is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $10.00 and $18.00 per share redemption trigger prices described under “Redemption of warrants for Class A ordinary share” and “Redemption of warrants for cash” will be adjusted (to the nearest cent) to be equal to 100% and 180% of the higher of the Market Value and the Newly Issued Price, respectively.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no shares of preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were no Class A ordinary shares issued or outstanding (excluding 8,973,837 and 20,125,000 Class A ordinary shares subject to possible redemption, respectively).

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Charter allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of September 30, 2023 and December 31, 2022, there were 0 and 5,031,250 Class B ordinary shares issued and outstanding, respectively.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments and cash held in trust account	$97,110,088	$—	$—
Liabilities:
Public warrants	$—	$654,062	$—
Private placement warrants	—	660,156	—

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

There was zero trading volume of the Company’s public warrants on September 30, 2023, a level 2 measurement. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the period. The public warrants were transferred from level 1 to level 2 for the period ended June 30, 2023 due to zero trading volume on June 30, 2023. For the nine months ended September 30, 2022, the private warrants transferred from level 3 to level 2 as the Company referenced to the price of the public warrant rather than a level 3 input. There were no other transfers to/from any level for the three and nine months ended September 30, 2023 and 2022.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed financial statements were issued. The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements, excluding the items discussed below.

On October 26, 2023, the Company and UBS executed an amendment to its engagement letter in its capacity as exclusive capital markets advisor in connection with the Sio Business Combination to update fees payable to UBS in connection therewith to $5,000,000, subject to adjustment, which will be paid upon the consummation of an initial business combination.

On November 13, 2023, the Company, Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation formed solely for the purpose of engaging in the Proposed Transactions and that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of the Company (“Pyrophyte Newco”), entered into a Business Combination Agreement (the “Business Combination Agreement”). See “Management’s Discussion and Analysis of Financial Condition and Results of Operation--Recent Developments--Proposed Business Combination” for more information.

On November 20, 2023, in connection with the Company extension arrangement, the Sponsor advanced $160,000 to the Company as a contribution for one additional month of extension. These funds were deposited into the Trust Account pursuant to the agreement and not available for the Company working capital needs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” the “Company” or “Pyrophyte” refer to Pyrophyte Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pyrophyte Acquisition LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

On April 24, 2023 we held an extraordinary general meeting (the “EGM”), pursuant to which its shareholders approved an amendment to our amended and restated memorandum and articles of association (the “Charter”) to, among other things, extend the date in which we have to consummate a business combination from April 29, 2023 to April 29, 2024 (the “Extension”) and provide for the conversion of Class B ordinary shares of the Company, par value $0.0001 per share (the “Class B Ordinary Shares”) into Class A ordinary shares, par value $0.0001 per share (the “Class A Ordinary Shares”) (the “Founder Share Amendment”). In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million.

Our management and our board of directors have broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

If we have not completed our initial business combination within the Combination Period, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividend earned on the funds held in the Trust Account and not previously released to us to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

On April 28, 2023, in connection with the Founder Share Amendment and pursuant to the Charter, the Sponsor elected to convert 5,031,250 Class B Ordinary Shares held by it into Class A Ordinary Shares on a one-for-one basis for no consideration.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 12, 2021 (inception) have been organizational activities and those necessary to prepare for the IPO. Following the IPO, we will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest or dividend income on the investments held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited financial statements. After the IPO, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. We expect our expenses to increase substantially after the closing of the IPO.

For the three months ended September 30, 2023, we had a net income of $1,362,105, which consists of general and administrative expenses of $547,392 and a loss in fair value of derivative warrant liabilities of $683,395, offset by a gain on investments held in Trust Account of $1,226,102.

For the nine months ended September 30, 2023, we had a net income of $3,350,580, which consists of general and administrative expenses of $1,574,892 and a loss in fair value of derivative warrant liabilities of $202,188, offset by a gain on investments held in Trust Account of $4,723,284.

For the three months ended September 30, 2022, we had a net income of $3,599,837, which consists of general and administrative expenses of $254,584, offset by a loss in fair value of derivative warrant liabilities of $2,830,625 and a gain on investments held in Trust Account of $1,023,730 and other income of $66.

For the nine months ended September 30, 2022, we had a net income of $7,628,714, which consists of general and administrative expenses of $2,034,395, offset by a gain in fair value of derivative warrant liabilities of $8,271,893 and a gain on investments held in Trust Account of $1,391,133 and other income of $83.

Liquidity and Capital Resources

For the nine months ended September 30, 2023, cash used in operating activities was $203,494. This was made up of a net income of $3,350,580, changes in operating assets and liabilities of $1,371,398, offset by a change in fair value of derivative warrant liabilities of $202,188 and a $4,723,284 gain on investments held in Trust Account.

We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest or dividend earned on the Trust Account, excluding deferred underwriting commissions, to complete our initial business combination. We may withdraw interest or dividend from the Trust Account to pay taxes, if any. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete a business combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

Going Concern Considerations

As of September 30, 2023, the Company had $1,933 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through the Proposed Public Offering. The Company cannot assure that its plans to consummate an initial Business Combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities that would be considered off-balance sheet arrangements as of September 30, 2023 and December 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Commitments and Contractual Obligations

For the nine months ended September 30, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 a month to $5,000 a month. The Company incurred $45,000 and $105,000 for the nine months ended September 30, 2023 and September 30, 2022, respectively, in Sponsor administrative fees. For the three months ended September 30, 2023 and 2022, the Company incurred $15,000 and $30,000, respectively.

Due to Related Party

As of September 30, 2023 and December 31, 2022, the Company has an outstanding of $15,000 and $0 respectively due to the Sponsor for administrative support services.

Promissory Note – Extension Loan

In connection with the Extension, The Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation. As of September 30, 2023, there were Trust Account deposits in connection with the extension loan, totaling $480,000.

In connection with the first Contribution, on May 4, 2023, the Company issued the Note for working capital expenses (as discussed in Note 1). The Note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial business combination, or the liquidation of the Company. If the Company does not consummate an initial business combination within the Combination Period, the Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2023, $480,000 has been drawn on the Note.

Promissory Note – Working Capital Loan

In order to finance transaction costs in connection with an initial business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of September 30, 2023 and December 31, 2022, the Company had $171,055 and $0 outstanding under the Working Capital Loans.

Other Commitments

On November 5, 2021 the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. For the period ended September 30, 2023 and 2022 there were no amounts incurred and accrued for Clean Energy.

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

On November 8, 2021 the Company engaged Atrium as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry. The Company will pay Atrium a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. This agreement was terminated in February 2022. For the nine months ended September 30, 2023 and 2022 the Company had incurred and paid $0 and $30,225, respectively, related to the Atrium agreement.

On September 26, 2022 the Company reengaged Atrium as a financial advisor in relation to the potential acquisition of one or more companies in a specific industry under the term of the new agreement the Company will pay Atrium a weekly retainer for all weeks they are engaged in the acquisition efforts as well as a cash fee for such services upon the consummation of such transaction in an amount equal to 1% of the enterprise value of the target company at the time of closing. On November 6, 2022, the agreement was terminated and the Company has no further obligation under such agreement. For the nine months ended September 30, 2023 and 2022 there were $0 and $15,000, respectively, of amounts, as well as 0.75% of any additionally raised capital to fund such transaction, incurred for Atrium under the terms of the new agreement. No expenses were incurred in the three months ended September 30, 2023 and 2022.

In June 2023, the Company re-engaged UBS as its exclusive capital markets advisor for potential business combination. In October 2023, an amended agreement was executed between the Company and UBS such that The Company will pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $5,000,000. The exclusivity agreement will lapse six months from the effective date of the agreement unless terminated earlier pursuant to the agreement.

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

The Company historically has two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B Ordinary shares into Class A Ordinary Shares, the Company now have Class A redeemable and non-redeemable Ordinary Shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the three and nine months ended September 30, 2023 and for the three and nine months ended September 30, 2022 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the statement of operations. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. There was zero trading volume of the Company’s public warrants on September 30, 2023, a level 2 measurement. The close price of the Public Warrant was used as the fair value of the Public Warrants as of September 30, 2023. The Private Placement Warrants have a make-whole provision in place, which will enable them to have a fair value similar to Public Warrants as of September 30, 2023.

Both the Promissory Note- Extension Loan and Promissory Note- Working Capital (“Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of September 30, 2023, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes.

Investments and cash held in the Trust Account

Our portfolio of investments held in the Trust Account is money market funds solely comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in Trust Account on the unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

Recent Developments

Proposed Business Combination

On November 13, 2023, Pyrophyte entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Sio Business Combination”) with Pyrophyte (“Pyrophyte Newco”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and continue as an Alberta corporation in accordance with the applicable provisions of the Business Corporations Act (Alberta) (the “ABCA”) (such continuation, the “Domestication”), (ii) following the Domestication, Pyrophyte will amalgamate with Sio Newco (the “SPAC Amalgamation”), with Sio Newco surviving the SPAC Amalgamation (“Pubco”) in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”), and (iii) Sio and Pyrophyte Newco will amalgamate (the “Sio Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”), with Sio surviving the Sio Amalgamation as a wholly-owned subsidiary of Pubco and such entity will continue the business operations currently undertaken by Sio. Pyrophyte’s board of directors has unanimously approved and declared advisable the Business Combination and all the transaction documents therein and resolved to recommend approval of the Sio Business Combination Agreement and related matters by Pyrophyte’s shareholders.

Conversion of Securities

Domestication

Pursuant to the Domestication, Pyrophyte will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Companies Act and continue as an Alberta corporation in accordance with the applicable provisions of the ABCA. In connection with the Domestication, each then-issued and outstanding Class A Ordinary Share will convert automatically, on a one-for-one basis, into one Class A common share of Pyrophyte (after the Domestication) (the “SPAC Class A Common Shares”) and each of the then-issued and outstanding warrant of Pyrophyte will automatically become a warrant to acquire one SPAC Class A Common Share.

SPAC Amalgamation

Pursuant to the SPAC Amalgamation, which will take place not later than one business day prior to the closing (the “Closing”) of the Sio Business Combination (the “Closing Date”), but after the Domestication, (i) each then-issued and outstanding SPAC Class A Common Share will be exchanged, on a one-for-one basis, for a Class A common share in the authorized share capital of Pubco (the “Pubco Class A Common Shares”), (ii) each then-issued and outstanding warrant of Pyrophyte will become a warrant to acquire one Pubco Class A Common Share (the “Pubco Warrants”), (iii) each then-issued and outstanding unit of Pyrophyte will be exchanged for a unit of Pubco representing one Pubco Class A Common Share and one-half of one Pubco Warrant (the “Pubco Units”) (each of which will be separated into its component parts in connection with the Closing), (iv) each common share of Sio Newco will be exchanged for one Pubco Class A Common Share, and (v) immediately thereafter, the Pubco Class A Common Share will be purchased by Sio Newco for cash at the price initially paid by such shareholder and immediately cancelled, in each case upon and subject to the terms and conditions set forth in the Business Combination Agreement, the Plan of Arrangement and in accordance with the provisions of applicable law.

As a result of the SPAC Amalgamation, all holders of then-issued and outstanding SPAC Class A Common Shares will become holders of Pubco Class A Common Shares.

Sio Amalgamation

Pursuant to the Sio Amalgamation, on the Closing Date and following the exercise on a cashless basis of all then-issued and outstanding warrants (the “Sio Warrants”) and options of Sio for common shares in the authorized share capital of Sio (the “Sio Common Shares”) in accordance with the Plan of Arrangement (the “Sio Warrant and Option Settlement”), (i) each then-issued and outstanding Sio Common Share (other than any Sio Common Shares issued by Sio to certain investors during the interim period (the “Sio Interim Common Shares”)) will be exchanged for (x) a number of Pubco Class A Common Shares equal to the Sio Common Share Exchange Ratio (as defined below) and (y) a number of Sio Earnout Shares (as defined below) equal to the Sio Earnout Exchange Ratio (as defined below), (ii) each then-issued and outstanding share award to purchase Sio Common Shares (each, a “Sio RSU”) will become exercisable for a number of Pubco Class A Common Shares (rounded down to the nearest whole share) equal to (a) the number of Sio Common Shares subject to the applicable Sio RSU multiplied by (b) the Sio Common Share Exchange Ratio, (iii) any Sio Warrant that is not exercised pursuant to the Sio Warrant and Option Settlement will remain outstanding and will automatically in accordance with its terms become a warrant to acquire Pubco Class A Common Shares, and (iv) each then-issued and outstanding Sio Interim Common Share will be exchanged for a number of Pubco Class A Common Shares equal to (a) the number of then-issued and outstanding Sio Interim Common Shares multiplied by (b) the Sio Common Share Exchange Ratio, in each case upon and subject to the other terms and conditions set forth in the Business Combination Agreement, the Plan of Arrangement and in accordance with the provisions of applicable law.

As a result of the Amalgamations, Sio will become a wholly-owned subsidiary of Pubco and will continue the business operations currently undertaken by it. Upon the Closing, the Pubco Class A Common Shares and the Pubco Warrants are expected to trade on the New York Stock Exchange under the symbols “SIOS” and “SIOS WS,” respectively.

“Sio Common Share Exchange Ratio” means the quotient obtained by (A) dividing (i) Sio’s valuation of $675,000,000 by (ii) $10.25, and then (B) by further dividing the resulting number of Pubco Class A Common Shares established in (A) above by the sum of (x) the number of Sio Common Shares that are issuable upon the exercise of Sio RSUs that are unexpired, issued and outstanding as of immediately prior to the effective of the Sio Amalgamation (the “Sio Amalgamation Effective Time”), (y) the number of Sio Common Shares issued and outstanding immediately prior to the Sio Amalgamation Effective Time, which shall (1) include any Sio Common Shares issued in connection with the Sio Warrant and Option Settlement and (2) exclude any Sio Interim Common Shares, and (z) the number of Sio Common Shares that are issuable upon the exercise of any issued and outstanding warrants to purchase Sio Common Shares that is not exercised pursuant to the Company Warrant and Option Settlement (“Unexercised Company Warrants”) issued and outstanding as of immediately prior to the Sio Amalgamation Effective Time minus a number of Sio Common Shares with a fair market value equal to the aggregate exercise price (determined with reference to the US dollar to the Canadian dollar exchange rate reported by the Bank of Canada at the close of business on the date that is two (2) business days prior to the Closing) of all such Unexercised Company Warrants if they were so exercised (such sum, the “Fully-Diluted Sio Common Shares”).

“Sio Earnout Exchange Ratio” means the quotient obtained by dividing (i) 6,585,366 by (ii) the Fully-Diluted Sio Common Shares.

“Sio Earnout Shares” means the pro rata portion of an aggregate of 6,585,366 Pubco Class A Common Shares (without duplication) issued to each shareholder of Sio (other than holders of any Sio Interim Common Shares) pursuant to the Sio Amalgamation and the Business Combination Agreement (the “Earnout”), valued at the deemed issue price of the Pubco Class A Common Shares in connection with the Earnout, which is $10.25 per Pubco Class A Common Share, which Sio Earnout shares are subject to forfeiture in accordance with the terms of the Business Combination Agreement.

A copy of the Business Combination Agreement is filed with this Quarterly Report on Form 10-Q as Exhibit 2.1 and is incorporated herein by reference. The foregoing description of the Business Combination Agreement and the Sio Business Combination does not purport to be complete and is qualified in its entirety by reference to the full text of the Business Combination Agreement filed with this Quarterly Report on Form 10-Q. The Business Combination Agreement is included to provide security holders with information regarding its terms. It is not intended to provide any other factual information about Sio, Pyrophyte Newco, Pyrophyte or Sio Newco. In particular, the assertions embodied in representations and warranties by Sio, Pyrophyte Newco, Pyrophyte and Sio Newco contained in the Business Combination Agreement are subject to important qualifications and limitations agreed to by the parties in connection with negotiating such agreement, including being qualified by confidential information in the disclosure schedules provided by the parties in connection with the execution of the Business Combination Agreement, and are subject to standards of materiality applicable to the contracting parties that may differ from those applicable to security holders. The confidential disclosures contain information that modifies, qualifies and creates exceptions to the representations and warranties set forth in the Business Combination Agreement. Moreover, certain representations and warranties in the Business Combination Agreement were used for the purpose of allocating risk between the parties, rather than establishing matters as facts. Accordingly, security holders should not rely on the representations and warranties in the Business Combination Agreement as characterizations of the actual state of facts about Sio, Pyrophyte Newco, Pyrophyte or Sio Newco. Moreover, information concerning the subject matter of the representations and warranties may change after the date of the Business Combination Agreement, which subsequent information may or may not be fully reflected in Pyrophyte’s public disclosures.

Subscription Agreements

Concurrently with the execution of the Business Combination Agreement, Pyrophyte, Sio and Sio Newco entered into subscription agreements with (i) a certain accredited investor (the “Non-Insider PIPE Investor”) and (ii) certain other accredited investors who are existing shareholders of Sio or Pyrophyte (the “Insider PIPE Investors” and, together with the Non-Insider PIPE Investor, the “PIPE Investors”), pursuant to which, among other things, Sio Newco agreed to issue and sell, in a private placement to close concurrently with and conditioned upon the effectiveness of the consummation of the Business Combination, an aggregate of 3,114,258 Pubco Class A Common Shares (the “PIPE Investment”) to the PIPE Investors for an aggregate purchase price equal to $20,122,474.

The foregoing description of the PIPE Investment does not purport to be complete and is qualified in its entirety by the terms and conditions of (i) the form of subscription agreement entered into with the Non-Insider PIPE Investors (the “Non-Insider Subscription Agreement”) and (ii) the form of subscription agreement entered into with the Insider PIPE Investors (the “Insider Subscription Agreement” and, together with the Non-Insider Subscription Agreement, the “Subscription Agreements”), as applicable, copies of which are filed as Exhibits 10.1 and 10.2, respectively, hereto and are incorporated by reference herein.

Non-Redemption Agreement

Concurrently with the execution of the Business Combination Agreement, Pyrophyte and Sio Newco entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a Pyrophyte shareholder with respect to 100,000 SPAC Class A Ordinary Shares held by such shareholder (the “Non-Redemption SPAC Shares”), pursuant to which, among other things, Pyrophyte agreed to issue 58,570 Class A Ordinary Shares to such shareholder in consideration of such shareholder’s commitment not to redeem the Non-Redemption SPAC Shares held by it in connection with the approval of the Business Combination by Pyrophyte’s shareholders (the “Non-Redemption Transaction”).

The foregoing description of the Non-Redemption Transaction and the Non-Redemption Agreement does not purport to be complete and is qualified in its entirety by the full text of the Non-Redemption Agreement, a copy of which is filed as Exhibit 10.3 hereto and is incorporated by reference herein.

Sponsor Support Agreement

Concurrently with the execution of the Business Combination Agreement, the Sponsor, entered into a letter agreement (the “Sponsor Support Agreement”) with Sio, Sio Newco, Pyrophyte and the directors and officers (or otherwise a part of the management team) of Pyrophyte, solely for purposes of amending certain of the terms of the letter agreement signed by them in connection with Pyrophyte’s initial public offering, pursuant to which, among other things, the Sponsor agreed to (i) appear at the extraordinary general meeting of Pyrophyte’s shareholders called to approve the Business Combination (the “Pyrophyte Shareholders Meeting”) or otherwise cause the Covered Shares (as defined below) to be counted as present thereat for the purposes of establishing a quorum, (ii) vote all Class A Ordinary Shares, or any securities convertible into, exercisable or exchangeable for Class A Ordinary Shares, held by it or acquired after the date of the Sponsor Support Agreement (the “Covered Shares”) at the Pyrophyte Shareholders Meeting (or execute and deliver a written consent, if applicable, causing to be voted) (v) in favor of any circumstances upon which a consent or other approval is required under the organizational documents of Pyrophyte or otherwise sought in furtherance of the Business Combination, (w) in favor of the adoption and approval of the Business Combination and each other proposal related to the Business Combination necessary or reasonably requested by Pyrophyte for the consummation of the Business Combination, (x) against any alternative transactions or actions reasonably expected to impede, interfere with, delay, postpone or adversely impact the Business Combination or result in a breach of any covenant, representation or warranty of Pyrophyte under the Business Combination Agreement or result in any of the closing conditions of the Business Combination Agreement not being fulfilled, (y) against any change in the dividend policy or capitalization of, including the voting rights of, any class of shares of Pyrophyte, and (z) against any change in business, management or the board of directors of the Pyrophyte, in each of clause (y) and (z) other than in connection with the Business Combination, (iii) not transfer the Class A Ordinary Shares until the earlier of (a) termination of the Business Combination Agreement and (b) termination of the Sponsor Support Agreement upon mutual written agreement of the parties thereto, (iv) not redeem any Covered Shares owned by it in connection with approval of the Business Combination by Pyrophyte’s shareholders, (v) not transfer any Covered Shares (other than Pubco Class A Common Shares issued upon exercise of any private placement warrants held by the Sponsor) until the earlier of (A) one year after the Closing, (B) the first day the last sale price of Pubco Class A Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (C) after the Closing, the date on which Pubco completes a liquidation, amalgamation, share exchange or similar transaction resulting in the shareholders of Pubco having the right to exchange their shares for consideration, and (vi) not transfer any private placement warrants (or Pubco Class A Common Shares issued or issuable upon exercise of such warrants) held by it until 30 days after the Closing.

In addition, the Sponsor has agreed to subject a number of Class A Ordinary Shares held by it on the date of execution of the Sponsor Support Agreement (“Restricted Owned Shares”) to certain restrictions, to the extent such shares are used to obtain any additional PIPE Financing or other financing arrangements in connection with consummation of the Business Combination; provided that in no event shall the aggregate number of Restricted Owned Shares equal more than 4,025,000 Class A Ordinary Shares (the “Maximum Restricted Owned Shares”). If, prior to the Closing, the sum of all Available Closing Cash raised from the PIPE Investment, any non-redemption agreements (including the Non-Redemption Agreement) and any other cash and cash equivalents of Pyrophyte (including the proceeds of any securities funded in connection with the Closing but excluding, for the avoidance of doubt, (I) the Royalty Agreement Proceeds (as defined in the Business Combination Agreement), (II) proceeds received from any flow-through common shares (other than to the extent that any incentive equity interests are issued in connection with such issuance) and (III) any Indebtedness (as defined in the Business Combination Agreement) funded in connection with the Closing) (collectively, the “SPAC Proceeds”) is less than $70,000,000, then (i) the number of Restricted Owned Shares shall be equal to the actual number of SPAC Class A Ordinary Shares that were used to secure such SPAC Proceeds, up to (but not exceeding) an amount equal to the Maximum Restricted Owned Shares (the “Incentive Owned Shares”), and (ii) a number of SPAC Class A Ordinary Shares owned by Sponsor equal to (x) 4,025,000 minus (y) the number of Incentive Owned Shares shall be automatically forfeited and deemed transferred to Pyrophyte for cancellation for no consideration. If, prior to Closing, the sum of the Available Closing Cash raised from the SPAC Proceeds is equal to or greater than $70,000,000, then the number of Restricted Owned Shares shall be equal to the Incentive Owned Shares.

In connection with the Closing, each Restricted Owned Share will be exchanged on a one-for-one basis for Pubco Class A Common Shares pursuant to the Business Combination and the Plan of Arrangement and such shares will be subject to forfeiture or release as follows: (i) half of the Restricted Owned Shares will be released to the Sponsor on the first day that the Trading Price (as defined in the Business Combination Agreement) is at least $12.50, (ii) the other half of the Restricted Owned Shares will be released from forfeiture on the first day that the Trading Price is at least $15.00, in each case during the period commencing on the Closing Date and ending on the date that is three (3) years after the Closing Date (the “End Date”), and (iii) after the End Date, any Restricted Owned Shares that have not been released to the Sponsor pursuant to clauses (i) or (ii) above will be automatically forfeited for no consideration.

The foregoing description of the Sponsor Support Agreement is qualified in its entirety by reference to the full text of the Sponsor Support Agreement, a copy of which is included as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Sio Securityholder Support Agreements

In connection with the execution of the Business Combination Agreement, on November 13, 2023, Pyrophyte, Sio, and certain securityholders of Sio entered into support agreements (the “Sio Securityholder Support Agreements”), pursuant to which, among other things, such shareholders agreed to vote (or cause to be voted) all of their Sio shares and other voting securities of Sio (“Subject Securities”) in favor of the special resolution of Sio shareholders in respect of the Plan of Arrangement, to be considered at Sio’s shareholders meeting to approve the Business Combination. Additionally, such shareholders have agreed, among other things, not to, prior to the Closing, (a) transfer any of their Subject Securities (or enter into any agreement, arrangement or understanding in connection therewith other than pursuant to the Plan of Arrangement), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Sio Securityholder Support Agreements. Sio covenants in the Business Combination Agreement that it will use commercially reasonable efforts to obtain Sio Securityholder Support Agreements from at least 66 ⅔% of its shareholders as promptly as possible, but in any event, within five days of the execution date of the Business Combination Agreement.

The foregoing description of the Sio Securityholder Support Agreements is qualified in its entirety by reference to the full text of the form of Sio Securityholder Support Agreements Support Agreement, a copy of which is included as Exhibit 10.5 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trust Account Deposit

On November 20, 2023, in connection with the Company extension arrangement, the Sponsor deposited $160,000 into the Trust Account, representing a contribution for the fourth month of extension. The Sponsor intends to make contributions into the Trust Account for the subsequent months of extension by the end of the month of November.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, as of September 30, 2023, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2023, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting related to the recording of accruals and the accounting for complex financial instruments, as previously disclosed in our quarterly reports and our Form 10-K. As a result, we performed additional analysis as deemed necessary to ensure that our condensed financial statements were prepared in accordance with GAAP. Accordingly, management believes that the condensed financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
2.1	Business Combination Agreement, dated as of November 13, 2023, by and among Pyrophyte Acquisition Corp., Sio Silica Corporation, Snowbank NewCo Alberta ULC and Sio Silica Incorporated (incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).

10.1	Form of Subscription Agreement with Non-Insider PIPE Investors. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023)

10.2	Form of Subscription Agreement with Insider PIPE Investors. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).

10.3	Form of Non-Redemption Agreement. (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).

10.4	Sponsor Support Agreement, dated as of November 13, 2023, by and among Pyrophyte Acquisition LLC, Pyrophyte Acquisition Corp., Sio Silica Corporation, Sio Silica Incorporated and the directors and officers of Pyrophyte Acquisition Corp.(incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).

10.5	Form of Sio Shareholder Support Agreement (incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 20, 2023	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Bernard J. Duroc-Danner
	Name:	Bernard J. Duroc-Danner
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 20, 2023	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer and Director (Principal Financial Officer)