Form 10-K
period 2023-12-31
Pyrophyte Acquisition Corp.
filed 2024-05-24
CIK 1848756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2023, computed by reference to the closing price for the ordinary shares on such date, as reported on the New York Stock Exchange, was $95,661,102.

As of May 23, 2024, the Registrant had 11,321,961 Class A ordinary shares, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report on Form 10-K (this “Annual Report”). Forward looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial Business Combination with Sio (as defined herein), or any other initial Business Combination;

●	our expectations around the performance of the prospective target business of businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial Business Combination;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as described herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Unless otherwise stated, the Risk Factors described below do not assume the closing the Sio Business Combination (as defined below). References to the term “initial business combination” in this section include the Sio Business Combination where context requires.

Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	None of the Sponsor, officers or directors has any experience with a blank check company or special purpose acquisition company in the past.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares will participate in such vote, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination by the Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

●	We may not be able to consummate an initial business combination within the Combination Period, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, the Sponsor, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

PART I

References in this report to “we,” “us,” “Pyrophyte” or the “Company” refer to Pyrophyte Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pyrophyte Acquisition LLC, a Delaware limited liability company.

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

On February 24, 2021, the Sponsor paid an aggregate of $25,000 for certain expenses on our behalf in exchange for the issuance of an aggregate of 5,750,000 Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), each of which was later converted, on a one-for-one basis, into Class A ordinary shares (as defined below) as described in more detail below (such shares, the “Founder Shares”), or approximately $0.004 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancellation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. The Founder Shares included up to 656,250 Class B ordinary shares of which were subject to forfeiture depending on the extent to which the underwriter’s over-allotment option, as discussed in further detail below, was exercised.

On October 29, 2021, we consummated our initial public offering (the “Public Offering” or the “Initial Public Offering”) of 20,125,000 units (the “Units”), including the issuance of 2,625,000 Units as a result of the underwriter’s exercise of its over-allotment option in full. Following the exercise of the underwriter’s over-allotment option no Founder Shares remain subject to forfeiture. Each Unit consists of one Class A ordinary share, par value $0.0001 per share (the “Class A ordinary share” or “public shares”) and one-half of one redeemable warrant (the “public warrants”). Each public warrant entitles the holder thereof to purchase one Class A ordinary share at a price of $11.50 per share. The Units were sold at an offering price of $10.00 per unit, generating gross proceeds, before expenses, of $201,250,000.

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

Upon the closing of the Public Offering and the Private Placement, $206,281,250 (or $10.25 per Unit) was placed in the Trust Account. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, if any, the funds held in the Trust Account would not be released from the Trust Account until the earliest of (i) the completion of the Company’s initial business combination, (ii) the redemption of our public shares if we are unable to complete our initial business combination by April 29, 2025 (or such further extended date, the “Extended Date”), subject to applicable law, (iii) the redemption of the Company’s public shares properly submitted in connection with a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (as amended, the “Articles”) (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by the Extended Date or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity. The proceeds held in the Trust Account have been and may only be held as cash, in an interest-bearing demand deposit account, or invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act which invest only in direct U.S. government treasury obligations until April 2024. On April 24, 2024, the Company amended the investment management trust agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer and Trust Company, as trustee (as amended, the “Trust Agreement”), to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of its public shareholders.

After the payment of underwriting discounts and commissions (excluding the deferred portion of up to $8,443,750 in underwriting discounts and commissions, which amount, as modified as described in the section entitled “Modifications to the Initial Public Offering Underwriter’s Deferred Discount”, is payable upon consummation of our initial business combination if consummated) and approximately $1,500,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remains on deposit in the Trust Account earning interest. As of December 31, 2023, there was $98,870,109 in investments held in the Trust Account and $1,253 of cash held outside the Trust Account available for working capital purposes. As of December 31, 2023 and 2022, none of the funds had been withdrawn from the Trust Account to fund the Company’s working capital expenses.

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor deposited the first Extension Contribution on April 30, 2023. As of December 31, 2023, $960,000 has been drawn on the Extension Note and there were Trust Account deposits in connection with the Extension Note, totaling $960,000. As of December 31, 2023, there was a $480,000 deposit into the Trust Account due from Sponsor representing Extension Contributions for three months. Pursuant to the Extension Note, the Sponsor may convert the principal outstanding into warrants at $1.00 per warrant. Such warrants will be identical to the terms of the Private Placement Warrants. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining.

At the First Extension Meeting, the shareholders also approved a proposal to provide the holders of the Class B ordinary shares with the right to convert such shares into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination at the election of such holder. On April 28, 2023, the Sponsor elected to convert 5,031,250 Class B ordinary shares held by it, which represented all of the Class B ordinary shares outstanding into Class A ordinary shares on a one-for-one basis for no consideration.

Proposed Business Combination with Sio Silica Corporation

On November 13, 2023, we entered into a business combination agreement (the “Sio Business Combination Agreement” and the transactions contemplated thereby, the “Sio Business Combination”) with Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of Pyrophyte (“Pyrophyte Newco”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) we will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and continue as an Alberta corporation in accordance with the applicable provisions of the Business Corporations Act (Alberta) (the “ABCA”) (such continuation, the “Domestication”), (ii) following the Domestication, we will amalgamate with Sio Newco (the “SPAC Amalgamation”), with Sio Newco surviving the SPAC Amalgamation (“Pubco”) in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”), and (iii) Sio and Pyrophyte Newco will amalgamate (the “Sio Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”), with Sio surviving the Sio Amalgamation as a wholly-owned subsidiary of Pubco and such entity will continue the business operations currently undertaken by Sio. Our board of directors has unanimously approved and declared advisable the Sio Business Combination and all the transaction documents therein and resolved to recommend approval of the Sio Business Combination Agreement and related matters by our shareholders.

Conversion of Securities

Domestication

Pursuant to the Domestication, we will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Companies Act and continue as an Alberta corporation in accordance with the applicable provisions of the ABCA. In connection with the Domestication, each then-issued and outstanding Class A ordinary share will convert automatically, on a one-for-one basis, into one Class A common share of Pyrophyte (after the Domestication) (the “SPAC Class A Common Shares”) and each of the then-issued and outstanding warrants of Pyrophyte will automatically become a warrant to acquire one SPAC Class A Common Share.

SPAC Amalgamation

Pursuant to the SPAC Amalgamation, which will take place not later than one business day prior to the closing (the “Closing”) of the Sio Business Combination (the “Closing Date”), but after the Domestication, (i) each then-issued and outstanding SPAC Class A Common Share will be exchanged, on a one-for-one basis, for a Class A common share in the authorized share capital of Pubco (the “Pubco Class A Common Shares”), (ii) each then-issued and outstanding warrant of the Company will become a warrant to acquire one Pubco Class A Common Share (the “Pubco Warrants”), (iii) each then-issued and outstanding unit of the Company will be exchanged for a unit of Pubco representing one Pubco Class A Common Share and one-half of one Pubco Warrant (the “Pubco Units”) (each of which will be separated into its component parts in connection with the Closing), (iv) each common share of Sio Newco will be exchanged for one Pubco Class A Common Share, and (v) immediately thereafter, the Pubco Class A Common Share will be purchased by Sio Newco for cash at the price initially paid by such shareholder and immediately cancelled, in each case upon and subject to the terms and conditions set forth in the Sio Business Combination Agreement, the Plan of Arrangement and in accordance with the provisions of applicable law.

As a result of the SPAC Amalgamation, all holders of then-issued and outstanding SPAC Class A Common Shares will become holders of Pubco Class A Common Shares.

Sio Amalgamation

Pursuant to the Sio Amalgamation, on the Closing Date and following the exercise on a cashless basis of all then-issued and outstanding warrants (the “Sio Warrants”) and options of Sio for common shares in the authorized share capital of Sio (the “Sio Common Shares”) in accordance with the Plan of Arrangement (the “Sio Warrant and Option Settlement”), (i) each then-issued and outstanding Sio Common Share (other than any Sio Common Shares issued by Sio to certain investors during the interim period (the “Sio Interim Common Shares”)) will be exchanged for (x) a number of Pubco Class A Common Shares equal to the Sio Common Share Exchange Ratio (as defined below) and (y) a number of Sio Earnout Shares (as defined below) equal to the Sio Earnout Exchange Ratio (as defined below), (ii) each then-issued and outstanding share award to purchase Sio Common Shares (each, a “Sio RSU”) will become exercisable for a number of Pubco Class A Common Shares (rounded down to the nearest whole share) equal to (a) the number of Sio Common Shares subject to the applicable Sio RSU multiplied by (b) the Sio Common Share Exchange Ratio, (iii) any Sio Warrant that is not exercised pursuant to the Sio Warrant and Option Settlement will remain outstanding and will automatically in accordance with its terms become a warrant to acquire Pubco Class A Common Shares, and (iv) each then-issued and outstanding Sio Interim Common Share will be exchanged for a number of Pubco Class A Common Shares equal to (a) the number of then-issued and outstanding Sio Interim Common Shares multiplied by (b) the Sio Common Share Exchange Ratio, in each case upon and subject to the other terms and conditions set forth in the Sio Business Combination Agreement, the Plan of Arrangement and in accordance with the provisions of applicable law.

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

“Sio Earnout Exchange Ratio” means the quotient obtained by dividing (i) 6,585,366 by (ii) the Fully-Diluted Sio Common Shares.

“Sio Earnout Shares” means the pro rata portion of an aggregate of 6,585,366 Pubco Class A Common Shares (without duplication) issued to each shareholder of Sio (other than holders of any Sio Interim Common Shares) pursuant to the Sio Amalgamation and the Sio Business Combination Agreement (the “Earnout”), valued at the deemed issue price of the Pubco Class A Common Shares in connection with the Earnout, which is $10.25 per Pubco Class A Common Share, which Sio Earnout shares are subject to forfeiture in accordance with the terms of the Sio Business Combination Agreement.

Subscription Agreements

Concurrently with the execution of the Sio Business Combination Agreement, Pyrophyte, Sio and Sio Newco entered into subscription agreements with (i) a certain accredited investor (the “Non-Insider PIPE Investor”) and (ii) certain other accredited investors who are existing shareholders of Sio or the Company (the “Insider PIPE Investors” and, together with the Non-Insider PIPE Investor, the “PIPE Investors”), pursuant to which, among other things, Sio Newco agreed to issue and sell, in a private placement to close concurrently with and conditioned upon the effectiveness of the consummation of the Sio Business Combination, an aggregate of 3,114,258 Pubco Class A Common Shares (the “PIPE Investment”) to the PIPE Investors for an aggregate purchase price equal to $20,122,474.

Non-Redemption Agreement

Concurrently with the execution of the Sio Business Combination Agreement, Pyrophyte and Sio Newco entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a Pyrophyte shareholder with respect to 100,000 SPAC Class A ordinary shares held by such shareholder (the “Non-Redemption SPAC Shares”), pursuant to which, among other things, Pyrophyte agreed to issue 58,570 Class A ordinary shares to such shareholder in consideration of such shareholder’s commitment not to redeem the Non-Redemption SPAC Shares held by it in connection with the approval of the Sio Business Combination by Pyrophyte’s shareholders (the “Non-Redemption Transaction”).

Sponsor Support Agreement

Concurrently with the execution of the Sio Business Combination Agreement, the Sponsor entered into a letter agreement (the “Sponsor Support Agreement”) with Sio, Sio Newco, Pyrophyte and the directors and officers (or otherwise a part of the management team) of Pyrophyte, solely for purposes of amending certain of the terms of the letter agreement signed by them in connection with the Initial Public Offering, pursuant to which, among other things, the Sponsor agreed to among other things, vote all Class A ordinary shares, or any securities convertible into, exercisable or exchangeable for Class A ordinary shares, held by it or acquired after the date of the Sponsor Support Agreement (the “Covered Shares”) at the meeting of Pyrophyte shareholders to be held in connection with the Sio Business Combination in favor of the adoption and approval of the Sio Business Combination and each other proposal related to the Sio and not transfer any Covered Shares (other than Pubco Class A Common Shares issued upon exercise of any Private Placement Warrants held by the Sponsor) until the earlier of (A) one year after the Closing, (B) the first day the last sale price of Pubco Class A Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (C) after the Closing, the date on which Pubco completes a liquidation, amalgamation, share exchange or similar transaction resulting in the shareholders of Pubco having the right to exchange their shares for consideration.

In addition, under the terms of the Sponsor Support Agreement, the Pyrophyte Sponsor agreed to subject up to 4,025,000 Pyrophyte Class A ordinary shares (“Restricted Owned Shares”) to certain earn out restrictions, if and only to the extent such shares are used to obtain any additional PIPE Financing or other financing arrangements in connection with the consummation of the Sio Business Combination; provided that in no event shall the aggregate number of Restricted Owned Shares equal more than 4,025,000 Class A ordinary shares (the “Maximum Restricted Owned Shares”). If, prior to the Closing, the SPAC Proceeds (as defined in the Sio Business Combination Agreement) are less than $70,000,000, then the number of Restricted Owned Shares will be adjusted pursuant to the terms of the Sponsor Support Agreement.

In connection with the Closing, each Restricted Owned Share will be exchanged on a one-for-one basis for Pubco Class A Common Shares pursuant to the Sio Business Combination and the Plan of Arrangement and such shares will be subject to forfeiture or release as follows: (i) half of the Restricted Owned Shares will be released to the Sponsor on the first day that the Trading Price (as defined in the Sio Business Combination Agreement) is at least $12.50, (ii) the other half of the Restricted Owned Shares will be released from forfeiture on the first day that the Trading Price is at least $15.00, in each case during the period commencing on the Closing Date and ending on the date that is three (3) years after the Closing Date (the “End Date”), and (iii) after the End Date, any Restricted Owned Shares that have not been released to the Sponsor pursuant to clauses (i) or (ii) above will be automatically forfeited for no consideration. If a change of control of Pubco occurs at any time between the Closing Date and the End Date and the price achieved per Restricted Owned Shares is at least $12.50 or $15.00, then the vesting conditions outlined will be considered to be met.

Sio Securityholder Support Agreements

In connection with the execution of the Sio Business Combination Agreement, on November 13, 2023, the Company, Sio, and certain securityholders of Sio entered into support agreements (the “Sio Securityholder Support Agreements”), pursuant to which, among other things, such shareholders agreed to vote (or cause to be voted) all of their Sio shares and other voting securities of Sio (“Subject Securities”) in favor of the special resolution of Sio shareholders in respect of the Plan of Arrangement, to be considered at Sio’s shareholders meeting to approve the Sio Business Combination. Additionally, such shareholders have agreed, among other things, not to, prior to the Closing, (a) transfer any of their Subject Securities (or enter into any agreement, arrangement or understanding in connection therewith other than pursuant to the Plan of Arrangement), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Sio Securityholder Support Agreements. Sio agreed in the Sio Business Combination Agreement to use its commercially reasonable efforts to obtain Sio Securityholder Support Agreements from at least 66⅔% of its shareholders as promptly as possible, but in any event, within five days of the execution date of the Sio Business Combination Agreement.

Modifications to the Initial Public Offering Underwriters’ Deferred Discount

On June 8, 2023, we entered into an engagement letter with UBS Securities LLC (“UBS”), the sole underwriter of the Company’s Initial Public Offering, which was subsequently amended on October 26, 2023, pursuant to which the Company engaged UBS to act as its exclusive capital markets advisor with respect to the Sio Business Combination. Pursuant to such engagement letter, if the Sio Business Combination has closed UBS agreed to waive the $8,443,750 of deferred underwriting commission owed to it in connection with the Initial Public Offering in exchange for the right to receive a transaction fee of $5,000,000, plus an incentive fee of up to $3,443,750, each of which is payable upon the closing of the Sio Business Combination. In addition, members of our management team have agreed to offset a certain amount of the fees that may be due to UBS under this engagement letter.

Effecting Our Initial Business Combination

General

As described above, we have entered into a definitive agreement for the Sio Business Combination. Unless otherwise stated, this Annual Report does not assume the closing of the Sio Business Combination. References to the term “initial business combination” in this section include the Sio Business Combination where context requires.

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time. We intend to effectuate our initial business combination using cash held in the Trust Account, our equity, debt or a combination of these as the consideration to be paid in our initial business combination. If the Sio Business Combination does not close, we may seek to complete our initial business combination with another company or business, including a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

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

Conduct of Redemptions Pursuant to Tender Offer Rules

If we conduct redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), we will, pursuant to our Articles: (a) conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and (b) file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Submission of Our Initial Business Combination to a Shareholder Vote

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company. In accordance with our Articles, shareholders representing at least one-third of our issued and outstanding ordinary shares, present in person or by proxy, will constitute a quorum for such meeting. Our Sponsor, officers and directors will count toward this quorum and, pursuant to that certain letter agreement, the Sponsor, officers and directors have agreed to vote their Founder Shares, private placement shares and any public shares purchased during or after the Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial business combination once a quorum is obtained. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the shareholder meeting held to approve the proposed transaction. Our Articles requires that at least five days’ notice will be given of any such shareholder meeting.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, our directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and NYSE rules. However, other than as described elsewhere in this Annual Report, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. To the extent any such shares or public warrants are purchased by our Sponsor, directors, officers, advisors or their affiliates, such securities would be (a) purchased at a price no higher than the redemption price for the public shares, which as of December 31, 2023 was estimated to be $11.06 per share and (b) would not be (i) voted by the Sponsor, directors, officers, advisors or their respective affiliates or (ii) redeemable by the Sponsor, directors, officers, advisors or their respective affiliates. See the risk factor entitled “If we seek shareholder approval of our initial business combination, the Sponsor, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants” in Item 1A. Risk Factors for additional information.

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

The purpose of any such purchases of shares could be to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. The purpose of any such purchases of public warrants could be to reduce the number of public warrants outstanding or to vote such warrants on any matters submitted to the warrant holders for approval in connection with our initial business combination. Any such purchases of our securities may result in the completion of our initial business combination that may not otherwise have been possible. In addition, if such purchases are made, the public “float” of our Class A ordinary shares or public warrants may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Limitation on Redemption Rights Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

Notwithstanding the foregoing redemption rights, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the shares sold in the Public Offering. We believe the restriction described above will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to redeem their shares as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in the Public Offering could threaten to exercise its redemption rights against a business combination if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem to no more than 15% of the shares sold in the Public Offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our business combination, particularly in connection with a business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 15% of the shares sold in the Public Offering) for or against our initial business combination.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our Articles provide that we will have the Extended Date to complete our initial business combination. If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination by the Extended Date.

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

Unless otherwise stated, the Risk Factors described below do not assume the closing the Sio Business Combination. References to the term “initial business combination” in this section include the Sio Business Combination where context requires.

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

While we plan to hold a meeting of our shareholders to approve the Sio Business Combination, we may choose not to hold a shareholder vote to approve an alternative business combination unless the business combination would require shareholder approval under applicable law or stock exchange listing requirements. In such case, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Even if we seek shareholder approval, the holders of our Founder Shares will participate in the vote on such approval. Accordingly, we may complete our initial business combination even if holders of a majority of our ordinary shares do not approve of the business combination we complete.

Your only opportunity to effect your investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

At the time of your investment in us, you were not provided with an opportunity to evaluate the specific merits or risks of our initial business combination. If we do not complete the Sio Business Combination, our board of directors may complete an initial business combination without seeking shareholder approval, in which case, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder vote. Accordingly, your only opportunity to effect your investment decision regarding our initial business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

If we seek shareholder approval of our initial business combination, our Sponsor and management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our Sponsor currently owns approximately 36% of our issued and outstanding ordinary shares. Our Sponsor and management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, in addition to our Sponsor’s Founder Shares, we would need 1,971,294 or 22.0% of the 8,973,837 outstanding public shares sold in the Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

The definitive agreement for our initial business combination transaction, including the Sio Business Combination Agreement, may contain minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination, unless such condition was modified or waived. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, including the Sio Business Combination Agreement, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the Trust Account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the Trust Account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the Trust Account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

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

The requirement that we complete our initial business combination by the Extended Date may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination, including Sio, will be aware that we must complete our initial business combination by the Extended Date. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

Our ability to find a potential target business and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected by events that are outside of our control. For example, geopolitical unrest, including war, terrorist activity and acts of civil or international hostility are increasing. Similarly, other events outside of our control, including natural disasters, climate-related events, pandemics or health crises (such as the COVID-19 pandemic) may arise from time to time. Any such events may cause significant volatility and declines in the global markets, disproportionate impacts to certain industries or sectors, disruptions to commerce (including to economic activity, travel and supply chains), loss of life and property damage, and may adversely affect the global economy or capital markets, and the business of any potential target business with which we may consummate a business combination could be materially and adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by these and other events, including as a result of increased market volatility, decreased market liquidity in third-party financing being unavailable on terms acceptable to us or at all.

We may not be able to complete our initial business combination by the Extended Date, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial business combination by the Extended Date. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein, including, without limitation, as a result of terrorist attacks, natural disasters or a significant outbreak of other infection diseases. If we have not completed our initial business combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

If we seek shareholder approval of our initial business combination, the Sponsor, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the closing of our initial business combination. There is no limit on the number of public shares and/or public warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law and the rules of the NYSE. However, other than as previously disclosed, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

●	Our registration statement/proxy statement filed for our business combination transaction would disclose the possibility that our Sponsor, directors, officers, advisors and their affiliates may purchase public shares from public shareholders outside the redemption process, along with the purpose of such purchases;

●	if our Sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, they would do so at a price no higher than the price offered through our redemption process;

●	our registration statement/proxy statement filed for our business combination transaction would include a representation that any of our securities purchased by our Sponsor, directors, officers, advisors and their affiliates would not be voted in favor of approving the business combination transaction;

●	our Sponsor, directors, officers, advisors and their affiliates would not possess any redemption rights with respect to our securities or, if they do acquire and possess redemption rights, they would waive such rights; and

●	we would disclose in a Form 8-K, before our security holder meeting to approve the business combination transaction, the following material items:

o	the amount of our securities purchased outside of the redemption offer by our Sponsor, directors, officers, advisors and their affiliates, along with the purchase price;

o	the purpose of the purchases by our Sponsor, directors, officers, advisors and their affiliates;

o	the impact, if any, of the purchases by our Sponsor, directors, officers, advisors and their affiliates on the likelihood that the business combination transaction will be approved;

o	the identities of our security holders who sold to our Sponsor, directors, officers, advisors and their affiliates (if not purchased on the open market) or the nature of our security holders (e.g., 5% security holders) who sold to our Sponsor, directors, officers, advisors and their affiliates; and

o	the number of our securities for which we have received redemption requests pursuant to our redemption offer.

Any such purchases will be reported pursuant to Section 13 and Section 16 of the Exchange Act to the extent such purchasers are subject to such reporting requirements and may include a contractual acknowledgment that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. None of the funds held in the Trust Account will be used to purchase shares or public warrants in such transactions. If such purchases are made, the public “float” of our securities may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Additionally, at any time at or prior to our initial business combination, subject to applicable securities laws (including with respect to material non-public information), our Sponsor, directors, officers, advisors and their affiliates may enter into transactions with investors and others to provide them with incentives to acquire public shares, vote their public shares in favor of our initial business combination or not redeem their public shares. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions.

The purpose of any such transactions could be to increase the likelihood of obtaining shareholder approval of the business combination, or satisfy a closing condition in an agreement with a target, including the Business Combination Agreement, that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination where it appears that such requirement would otherwise not be met. Any such transactions may result in the completion of our initial business combination that may not otherwise have been possible.

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

If we seek shareholder approval of our initial business combination, including the Sio Business Combination, and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Articles provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the Public Offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

We expect to encounter competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess similar or greater technical, human and other resources to ours or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Additionally, the number of blank check companies looking for business combination targets has increased compared to recent years and many of these blank check companies are sponsored by entities or persons that have significant experience with completing business combinations. While we believe there are numerous other target businesses we could potentially acquire with the net proceeds of the Public Offering and the sale of the Private Placement Warrants, if the Sio Business Combination does not close, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain other target businesses. Furthermore, we are obligated to offer holders of our public shares the right to redeem their shares for cash at the time of our initial business combination in conjunction with a shareholder vote or via a tender offer. Potential target companies will be aware that this may reduce the resources available to us for our initial business combination, if needed. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we have not completed our initial business combination, our public shareholders may receive only their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

If the net proceeds of the Public Offering and the sale of the Private Placement Warrants not being held in the Trust Account are insufficient to allow us to operate at least until the Extended Date, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from the Sponsor or management team to fund our search and to complete our initial business combination.

Of the net proceeds of the Public Offering and the Private Placement, only approximately $1,000,000 was made available to us initially outside Trust Account to fund our working capital requirements, together with up to $1,500,000 in IPO Working Capital Loans (as defined herein) committed by the Sponsor. While we believe that the funds available to us outside of the Trust Account will be sufficient to allow us to operate at least until the Extended Date, we cannot assure you that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to an alternative target business, although we do not have any current intention to do so. If we enter into a letter of intent or merger agreement for an alternative transaction where we pay for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

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

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the Trust Account for any reason. Upon redemption of our public shares, if we have not completed our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.25 per public share initially held in the Trust Account, due to claims of such creditors. Pursuant to the letter agreement the form of which is filed as an exhibit to this Annual Report, the Sponsor has agreed that it will be liable to us if and to the extent any claims by a third party for services rendered or products sold to us, or a prospective target business with which we have entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per public share and (ii) the actual amount per public share held in the Trust Account as of the date of the ontaidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under our indemnity of the underwriter of the Public Offering against certain liabilities, including liabilities under the Securities Act. However, we have not asked the Sponsor to reserve for such indemnification obligations, nor have we independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations and we believe that the Sponsor’s only assets are securities of our Company. Therefore, we cannot assure you that the Sponsor would be able to satisfy those obligations.

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

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination, including the Sio Business Combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination, including the Sio Business Combination. In addition, we may have imposed on us burdensome requirements, including:

o	registration as an investment company;

o	adoption of a specific form of corporate structure; and

o	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless it can qualify for an exclusion, a company must ensure that it is engaged primarily in a business other than investing, reinvesting or trading of securities and that its activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis.

The SEC recently provided guidance that the determination of whether a special purpose acquisition company, like us, is an “investment company” under the Investment Company Act is a facts and circumstances determination requiring individualized analysis and depends on a variety of factors, including a SPAC’s duration, asset composition, business purpose and activities, and “is a question of facts and circumstances” requiring individualized analysis. When applying these factors to us, we do not believe that our principal activities will subject us to the Investment Company Act. To this end, the Company was formed for the purpose of completing an initial business combination with one or more businesses. Since our inception, our business has been and will continue to be focused on identifying and completing an initial business combination, and thereafter, operating the post-transaction business or assets for the long term. Further, we do not plan to buy businesses or assets with a view to resale or profit from their resale and we do not plan to buy unrelated businesses or assets or be a passive investor. In addition, the proceeds held in the Trust Account were invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations until April 2024, when, to mitigate the potential risk that we might be deemed to be an investment company for purposes of the Investment Company Act, the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. Pursuant to the Trust Agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds in this manner, and by focusing our directors’ and officers’ time toward, and operating our business for the purpose of, acquiring and growing businesses for the long term (rather than buying and selling businesses in the manner of a merchant bank or private equity fund or investing in assets for the purpose of achieving investment returns on such assets), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. Further, investing in our securities is not intended for persons who are seeking a return on investments in government securities or investment securities. Instead, the Trust Account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete its initial business combination by the Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination by the Extended Date, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as described above, we may be deemed to be subject to the Investment Company Act.

If we were deemed to be an investment company for purposes of the Investment Company Act, we would need to register as such under the Investment Company Act and compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. We may also be forced to abandon our efforts to complete an initial business combination, including the Sio Business Combination, and instead be required to liquidate the Trust Account. In which case, our investors would not be able to realize the benefits of owning shares in a successor operating business, including the potential appreciation in the value of our securities following such a transaction, and our warrants would expire worthless. For illustrative purposes, in connection with the liquidation of our Trust Account, our public shareholders may receive only approximately $11.06 per public share, which is based on estimates as of December 31, 2023, or less in certain circumstances, and our warrants would expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, including our ability to negotiate and complete our initial business combination, and results of operations, including the Sio Business Combination.

We are subject to rules and regulations by various national, regional and local governing bodies, including, for example, the SEC, and to new and evolving regulatory measures under applicable law. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly and our efforts to comply with such new and evolving laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention. In addition, these changes could have a material adverse effect on our business, investments and results of operations.

Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. For example, on January 24, 2024, the SEC issued final rules and guidance relating to special purpose acquisition companies, like us, regarding, among other things, disclosure in SEC filings in connection with initial business combination transactions; the financial statement requirements applicable to transactions involving shell companies; the use of projections in SEC filings in connection with proposed business combination transactions; and the potential liability of certain participants in proposed business combination transactions. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. A failure to comply with applicable laws or regulations and any subsequent changes, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, including the Sio Business Combination and results of operations.

If we are unable to consummate our initial business combination within 30 months of the Public Offering, our public shareholders may be forced to wait beyond such to 30 months before redemption from our Trust Account.

If we are unable to consummate our initial business combination within 30 months of the Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 30 months of the Public Offering before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

The grant of registration rights to our Sponsor and holders of our Private Placement Warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the registration rights agreement entered into at the Public Offering, our Sponsor and its permitted transferees can demand that we register the Founder Shares, Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of IPO Working Capital Loans and the Extension Note may demand that we register the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Sponsor, holders of our Private Placement Warrants or holders of our IPO Working Capital Loans or the Extension Note or their respective permitted transferees are registered.

Because we are not limited to evaluating a target business in a particular industry sector you may be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial business combination target have not been limited to a particular industry, sector or geographic region. While we may pursue an initial business combination opportunity in any industry or sector, we intend to target companies that serve the growing segments in the energy transition ecosystem. Specifically, we seek to focus on differentiated targets that provide products, services, equipment, and technologies that support a variety of energy transition solutions. These include, but are not limited to renewable power generation, energy storage, the electrical grid, zero-emission transportation, renewable fuels, carbon capture, utilization and storage, and zero/low-carbon industrial applications. Our Articles prohibit us from effectuating a business combination solely with another blank check company or similar company with nominal operations. To the extent we complete our initial business combination, including the Sio Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, we may combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors have and will endeavor to evaluate the risks inherent in a particular target business, including Sio, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in our business combination target. Accordingly, any shareholders who choose to remain shareholders following the initial business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the initial business combination contained an actionable material misstatement or material omission.

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

Our letter agreement with the Sponsor, officers and directors contains provisions relating to transfer restrictions of our Founder Shares and Private Placement Warrants, indemnification of the Trust Account, waiver of redemption rights and participation in liquidating distributions from the Trust Account. The letter agreement may be amended without shareholder approval. While we do not expect our board to approve any amendment to the letter agreement prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to the letter agreement. Any such amendments to the letter agreement would not require approval from our shareholders and may have an adverse effect on the value of an investment in our securities.

Our Sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support.

Our Sponsor currently owns approximately 36% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. In addition, prior to the closing of our initial business combination, only holders of our Founder Shares will have the right to vote to continue the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). This provision of our Articles may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our Sponsor purchase any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

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

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with this Annual Report. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to other public companies because a target business with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such business combination.

We may reincorporate in another jurisdiction in connection with our initial business combination and such reincorporation may result in taxes imposed on shareholders.

We may, in connection with our initial business combination and subject to requisite shareholder approval by special resolution under the Companies Act, reincorporate in the jurisdiction in which the target company or business is located or in another jurisdiction. For example, the Sio Business Combination contemplates the Domestication pursuant to which we will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Companies Act and continue as an Alberta corporation in accordance with the applicable provisions of the ABCA. The transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident or in which its members are resident if it is a tax transparent entity. We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may be subject to withholding taxes or other taxes with respect to their ownership of us after the reincorporation.

We may reincorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction may govern some or all of our future material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from the Cayman Islands to another jurisdiction. If we determine to do this, the laws of such jurisdiction may govern some or all of our future material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. For example, the Sio Business Combination contemplates the Domestication pursuant to which we will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Companies Act and continue as an Alberta corporation in accordance with the applicable provisions of the ABCA. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital.

We may not be able to complete an initial business combination since such initial business combination may be subject to regulatory review and approval requirements, including pursuant to foreign investment regulations and review by governmental entities such as the Committee on Foreign Investment in the United States (“CFIUS”), and may ultimately be prohibited.

Our initial business combination may be subject to regulatory review and approval requirements by governmental entities, and ultimately prohibited. For example, CFIUS has authority to review certain direct or indirect foreign investments in U.S. businesses. Among other things, CFIUS requires mandatory filings for certain investments and is empowered to charge filing fees related to filings and to self-initiate national security reviews of certain foreign direct and indirect investments in U.S. businesses if the parties choose not to file voluntarily. If CFIUS determines that an investment subject to its jurisdiction presents national security risks, CFIUS has the power to require mitigation measures on the investment or can recommend that the president of the United States prohibit the transaction or order divestment. Whether CFIUS has jurisdiction to review an acquisition or investment transaction depends on, among other factors, the nature and structure of the transaction, the nationality of the parties, the level of beneficial ownership interest and the nature of any information or governance rights involved.

We are organized in the Cayman Islands. Our Sponsor is a Delaware limited liability company controlled by three managers, two of whom are U.S. citizens (Messrs. Duroc-Danner and Gustafson) and one of whom (Thomas Major) is a Canadian citizen. Mr. Major does not have the ability to independently control the Sponsor because any action by the Sponsor requires a majority vote of the three managers.

By virtue of being organized in the Cayman Islands and for so long as the Sponsor retains a material ownership interest in us, we may be deemed a “foreign person” under the CFIUS regulations. If CFIUS considers us to be a “foreign person,” our initial business combination could be subject to CFIUS review. If our initial business combination is subject to CFIUS jurisdiction, the parties may be required to make a mandatory filing or determine to submit a voluntary filing with CFIUS, or to proceed with such initial business combination without notifying CFIUS and risk CFIUS intervention, before or after closing such initial business combination. In connection with a review, CFIUS may decide to delay the business combination, require conditions to mitigate national security concerns with respect to the business combination, or recommend that the president of the United States block the business combination or order divestment if the parties proceeded without first obtaining CFIUS approval. Accordingly, the potential impact of a CFIUS review may prevent us from consummating the initial business combination. Additionally, the laws and regulations of other government entities may impose review or approval procedures on account of any foreign ownership by us or the Sponsor. The pool of potential targets with which we could complete an initial business combination may be limited as a result of any such regulatory requirements or restrictions.

The process of government review, whether by CFIUS or otherwise, could be lengthy. Because we have only a limited time to complete our initial business combination, our failure to obtain any required approvals within the requisite time period may require us to liquidate. If we are unable to consummate our initial business combination within the applicable time period required, including as a result of extended regulatory review, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, our shareholders will miss the opportunity to benefit from an investment in a target company and the potential appreciation in value of such investment. Additionally, our warrants will become worthless.

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

We cannot assure you that the due diligence we conduct on a target business, including Sio, will identify all material issues that may be present within a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, the combined company may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on the combined company’s liquidity, the fact that such company report charges of this nature could contribute to negative market perceptions about it or its securities. In addition, charges of this nature may cause the combined company to violate net worth or other covenants to which it may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining debt financing to partially finance the initial business combination or thereafter. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the business combination contained an actionable material misstatement or material omission.

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

Our key personnel may be able to remain with the combined company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. Such negotiations also could make such key personnel’s retention or resignation a condition to any such agreement. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to their fiduciary duties under Cayman Islands law.

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

The net proceeds from the Public Offering and the Private Placement initially provided us with $197,837,500 that we may use to complete our initial business combination (after taking into account the $8,443,750 of deferred underwriting commissions being held in the Trust Account). After redemptions in connection with the Company’s first and second extensions of its deadline to consummate an initial business combination, approximately $71.4 million remain in the Trust Account.

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

We may seek to effectuate our initial business combination with a privately held company, such as Sio. Very little public information generally exists about private companies and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete our initial business combination with which a substantial majority of our shareholders do not agree.

Our definitive business combination agreement, including the Sio Business Combination Agreement, may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to the Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us and such conditions are not otherwise modified or waived, we will not complete the business combination or redeem any shares, all Class A ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

In order to effectuate an initial business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our Articles or governing instruments in a manner that will make it easier for us to complete our initial business combination and that our shareholders may not support.

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of business combination, increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Articles will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Articles requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

The provisions of our Articles that relate to our pre-business combination activity (and corresponding provisions of the agreement governing the release of funds from our Trust Account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the Company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our Trust Account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our Articles to facilitate the completion of an initial business combination that some of our shareholders may not support.

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Sponsor, which currently beneficially owns approximately 36% of our ordinary shares, will participate in any vote to amend our Articles and/or trust agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which governs our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our Articles (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against the Sponsor, officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the cash portion of the purchase price for a target business exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination, including the Sio Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination.

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

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue may be derived from our operations in such country. Accordingly, our results of operations and prospects may be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

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

Any failure to maintain effective internal control over financial reporting could harm us.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management is likewise required, on an annual and quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls.

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2022 and each quarterly period thereafter because of an identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, our management concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained.

If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price. If we are unable to assert that our internal control over financial reporting is effective, or when required in the future, if our independent registered public accounting firm is unable to express an unqualified opinion as to the effectiveness of our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our securities could be adversely affected and we could become subject to litigation or investigations by the stock exchange on which our securities are listed, the SEC or other regulatory authorities, which could require additional financial and management resources.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, the Company had $1,253 in cash and no cash equivalents. As of December 31, 2022, we had $13,372 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive business combination opportunity for our Company. Although our management will endeavor to evaluate the risks inherent in any particular business combination candidate, we cannot assure you that we will adequately ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our Units will not ultimately prove to be less favorable to investors in the Public Offering than a direct investment, if an opportunity were available, in a business combination candidate. In the event we elect to pursue a business combination outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this Annual Report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to ascertain or assess adequately all of the relevant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

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

Until we consummate our initial business combination, we intend to engage in the business of identifying and combining with one or more businesses and closing the proposed Sio Business Combination. Each of our officers and directors presently has, and any of them in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity to such entities. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to their fiduciary duties under Cayman Islands law. Our Articles provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

In addition, the Sponsor and our officers and directors may pursue other business or investment ventures during the period in which we are seeking an initial business combination. Any such companies, businesses or investments may present additional conflicts of interest in pursuing an initial business combination. However, our officers and directors have agreed not to participate in the formation of, or become an officer or director of, any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by the Extended Date.

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

We have and may in the future engage our Public Offering underwriter or one of its affiliates to provide additional services to us, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. If our underwriter is entitled to receive deferred underwriting commissions that will be released from the Trust Account only upon a completion of an initial business combination, this financial incentive may cause it to have potential conflicts of interest in rendering any such additional services to us, including, for example, in connection with the sourcing and consummation of an initial business combination.

We have engaged and may engage our Public Offering underwriter or one of its affiliates to provide additional services to us, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or arranging debt financing transactions. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation. For example, as described elsewhere in this Annual Report, on June 8, 2023, we entered into an engagement letter with UBS, the sole underwriter of our Public Offering, which was subsequently amended on October 26, 2023, pursuant to which we engaged UBS to act as its exclusive capital markets advisor with respect to the Sio Business Combination. Pursuant to such engagement letter, UBS agreed to waive the $8,443,750 of deferred underwriting commission owed to it in connection with the Public Offering in exchange for the right to receive a transaction fee of $5,000,000, plus an incentive fee of up to $3,443,750, each of which is payable upon the closing of the Sio Business Combination. To the extent the underwriter’s or its affiliate’s financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.

Since the Sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed (other than with respect to public shares they may acquire after the Public Offering), a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination. Additionally, since our Sponsor only paid approximately $0.004 per Founder Share, our Sponsor and its permitted transferees could potentially make a substantial profit even if we acquire a target business that subsequently declines in value.

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

The Founder Shares will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 10,156,250 warrants for an aggregate purchase price of $10,156,250, or $1.00 per warrant. The Private Placement Warrants will also be worthless if we do not complete our initial business combination. The personal and financial interests of our Sponsor as well as our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the deadline for our completion of an initial business combination nears.

Additionally, since our Sponsor only paid approximately $0.004 per Founder Share, our Sponsor and its permitted transferees could potentially make a substantial profit even if we acquire a target business that subsequently declines in value and is unprofitable for public investors. Thus, such parties may have more of an economic incentive for us to enter into an initial business combination with a riskier, weaker-performing entity or an entity lacking an established record of revenues or earnings, than would be the case if such parties had paid the full offering price for their Founder Shares.

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

Our public shareholders will be entitled to receive funds from the Trust Account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations and the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our Articles (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination by the Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity, and (iii) the redemption of our public shares if we have not completed an initial business combination by the Extended Date, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the Trust Account. Holders of warrants will not have any right to the proceeds held in the Trust Account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our Units, Class A ordinary shares and public warrants are listed on the NYSE. We cannot assure you that our securities will continue to be listed on the NYSE in the future or prior to our initial business combination. In order to continue listing our securities on the NYSE prior to our initial business combination, we must maintain certain financial, distribution and share price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, we must complete our initial business combination within three years of our initial listing date. Further, in connection with our initial business combination, we will be required to demonstrate compliance with the NYSE’s initial listing requirements, which are more rigorous than the NYSE’s continued listing requirements, in order to continue to maintain the listing of our securities on the NYSE. For instance, our share price would generally be required to be at least $4.00 per share and our shareholders’ equity would generally be required to be at least $5.0 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

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

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Our Units, Class A ordinary shares and warrants are listed on the NYSE, and, as a result, qualify as covered securities under the statute. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on the NYSE, our securities would not qualify as covered securities under the statute and we would be subject to regulation in each state in which we offer our securities.

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

Our Articles authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 185,994,913 and 20,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the Public Offering, there will be no preferred shares issued and outstanding.

We may issue a substantial number of additional Class A ordinary shares or preferred shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth therein. However, our Articles provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the Trust Account or (ii) vote on any initial business combination. These provisions of our Articles, like all provisions of our Articles, may be amended with a shareholder vote. The issuance of additional ordinary or preferred shares:

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

We anticipate that the investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, consultants and others. If we decide not to complete a specific initial business combination, including the Sio Business Combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, including Sio, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless.

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

Our Articles provide that the courts of the Cayman Islands will be the exclusive forums for certain disputes between us and our shareholders, which could limit our shareholders’ ability to obtain a favorable judicial forum for complaints against us or our directors, officers or employees.

Our Articles provide that unless we consent in writing to the selection of an alternative forum, the courts of the Cayman Islands shall have exclusive jurisdiction over any claim or dispute arising out of or in connection with our Articles or otherwise related in any way to each shareholder’s shareholding in us, including but not limited to (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of any fiduciary or other duty owed by any of our current or former director, officer or other employee to us or our shareholders, (iii) any action asserting a claim arising pursuant to any provision of the Companies Act or our Articles, or (iv) any action asserting a claim against us governed by the internal affairs doctrine (as such concept is recognized under the laws of the United States of America) and that each shareholder irrevocably submits to the exclusive jurisdiction of the courts of the Cayman Islands over all such claims or disputes. The forum selection provision in our Articles will not apply to actions or suits brought to enforce any liability or duty created by the Securities Act, Exchange Act or any claim for which the federal district courts of the United States of America are, as a matter of the laws of the United States of America, the sole and exclusive forum for determination of such a claim.

Our Articles also provide that, without prejudice to any other rights or remedies that we may have, each of our shareholders acknowledges that damages alone would not be an adequate remedy for any breach of the selection of the courts of the Cayman Islands as exclusive forum and that accordingly we shall be entitled, without proof of special damages, to the remedies of injunction, specific performance or other equitable relief for any threatened or actual breach of the selection of the courts of the Cayman Islands as exclusive forum.

This choice of forum provision may increase a shareholder’s cost and limit the shareholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. Any person or entity purchasing or otherwise acquiring any of our shares or other securities, whether by transfer, sale, operation of law or otherwise, shall be deemed to have notice of and have irrevocably agreed and consented to these provisions. There is uncertainty as to whether a court would enforce such provisions, and the enforceability of similar choice of forum provisions in other companies’ charter documents has been challenged in legal proceedings. It is possible that a court could find this type of provisions to be inapplicable or unenforceable, and if a court were to find this provision in our Articles to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving the dispute in other jurisdictions, which could have adverse effect on our business and financial performance.

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

We issued warrants to purchase 10,062,500 of our Class A ordinary shares as part of the Units sold in the Public Offering and, simultaneously with the Public Offering, we issued in a Private Placement an aggregate of 10,156,250 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, the Sponsor may convert any of the IPO Working Capital Loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant and it may also convert the Extension Note into up to 1,920,000 Private Placement Warrants, at a price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business combination transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and use outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

We issued an aggregate of 20,218,750 warrants in connection with the Public Offering and Private Placement. We expect to account for these warrants as a warrant liability and will record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from its independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may prefer combining with a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Provisions in our Articles may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our Articles contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preferred shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Our Sponsor, which has committed to provide certain loans to us, may not have the necessary funds to do so.

While the Sponsor has committed to loan us an aggregate of  $1,500,000 for working capital purposes at any time upon our request and $1.92 million to fund the Extension Contributions. We cannot provide any assurances that such funding will occur. We are an early-stage company without operating revenues or significant financial support. Accordingly, a failure by the Sponsor to fund such committed sponsor loans may impact our ability to obtain director and officer insurance on favorable terms, fund our activities or consummate an initial business combination.

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

Our corporate affairs will be governed by our Articles, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

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

Cyber incidents or attacks directed at us or third parties could result in information theft, data corruption, operational disruption and/or financial loss.

We depend on digital technologies, including information systems, infrastructure and cloud applications and services, including those of third parties with which we may deal. Sophisticated and deliberate attacks on, or security breaches in, the systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. As an early stage company without significant investments in data security protection, we may not be sufficiently protected against such occurrences. We may not have sufficient resources to adequately protect against, or to investigate and remediate any vulnerability to, cyber incidents. It is possible that any of these occurrences, or a combination of them, could have adverse consequences on our business and lead to financial loss.

The 1% U.S. federal excise tax on stock buybacks could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

On August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (the “IR Act”), which, among other things, generally imposes a 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations) occurring on or after January 1, 2023. The Excise Tax is imposed on the repurchasing corporation itself, not its shareholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of the Excise Tax. On December 27, 2022, the Treasury issued a notice that provides interim operating rules for the Excise Tax, including rules governing the calculation and reporting of the Excise Tax, on which taxpayers may rely until the forthcoming proposed Treasury regulations addressing the Excise Tax are published. Although such notice clarifies certain aspects of the Excise Tax, the interpretation and operation of other aspects of the Excise Tax remain unclear, and such interim operating rules are subject to change.

We are currently not a covered corporation for purposes of the Excise Tax. If we were to become a covered corporation in the future, whether in connection with the consummation of our business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder, and only limited guidance on the mechanics of any required reporting and payment of the Excise Tax on which taxpayers may rely have been issued to date. If we were to become a covered corporation in the future, the per-share redemption amount payable from the Trust Account (including any interest earned on the funds held in the Trust Account) to our public shareholders in connection with a redemption of our stock is not expected to be reduced by any Excise Tax imposed on us. The imposition of the Excise Tax on us could, however, cause a reduction in the cash available on hand to complete our business combination and may affect our ability to complete our business combination or fund future operations.

We identified material weaknesses in our internal control over financial reporting during the year ended December 31, 2023 related to our internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with the preparation and audit of our financial statements, material weaknesses were identified in our internal control over financial reporting as of December 31, 2023.

We experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2023.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We have and continue to take steps to remediate the material weakness, but there is no assurance that any remediation efforts will ultimately have the intended effects.

If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure stockholders that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 1C. Cybersecurity.

As a blank check company, we have no operations and therefore do not have any operations of our own that face cybersecurity threats. However, we do depend on the digital technologies of third parties, and as noted in Item 1A. Risk Factors of this Annual Report, any sophisticated and deliberate attacks on, or security breaches in, systems or infrastructure or the cloud that we utilize, including those of third parties, could lead to corruption or misappropriation of our assets, proprietary information and sensitive or confidential data. Because of our reliance on the technologies of third parties, we also depend upon the personnel and the processes of third parties to protect against cybersecurity threats, and we have no personnel or processes of our own for this purpose. Our board of directors oversees risk for our Company, and prior to filings with the SEC, our board of directors reviews our risk factors, including the descriptions of the risks we face from cybersecurity threats, as described in Item 1A. Risk Factors of this Annual Report.

ITEM 2. PROPERTIES.

We maintain executive offices at 3262 Westheimer Road, Suite 706, Houston, TX 77098 pursuant to an agreement with the Sponsor. We consider our current office space, combined with the office space otherwise available to our executive officers, adequate for our current operations.

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2023, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and warrants listed on the NYSE under the symbols “PHYT.U”, “PHYT” and “PHYT WS”, respectively.

Holders

As of December 31, 2023, there was one holder of record of our Units, two holders of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

None.

ITEM 6. [RESERVED].

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “us,” “our” or “we” refer Pyrophyte Acquisition Corp. The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our audited consolidated financial statements and related notes included herein.

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

We are a blank check company formed under the laws of Cayman Islands on February 12, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or other similar business combination with one or more businesses. While we may pursue an initial business combination opportunity in any industry or sector, we will seek targets around the world that we believe are market leaders in facilitating energy transition toward decarbonization and sustainable use of energy and natural resources, and are positioned to generate long-term value and growing cash flows. In particular, we will seek to identify companies provide the necessary products, equipment, services and technologies to support the energy transition, without the need to have their business rely solely on a single type of technology. We believe our leadership team’s broad and diverse global network of transaction sources and relationships across a wide spectrum of renewable energy sectors will allow us to effectively and efficiently identify and evaluate potential opportunities for our initial business combination.

We intend to effectuate our initial business combination, including the Sio Business Combination, using cash from the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants, and our capital stock, debt or a combination of cash, stock and debt. Our registration statement for the Initial Public Offering became effective on October 26, 2021. We consummated the Initial Public Offering of 20,125,000 Units on October 29, 2021. Each Unit consisted of one Class A ordinary share and one-half of one redeemable warrant, including the issuance of 2,625,000 Units as a result of the underwriter’s exercise of its over-allotment option in full. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant, with each public warrant entitling the holder thereof to purchase one Class A ordinary share for $11.50 per share, subject to adjustment. The Units were sold at a price of $10.00 per Unit, generating gross proceeds to the Company of $201,250,000, and incurred $11,068,750 in underwriting fees (inclusive of $8,443,750 in deferred underwriting fees).

Simultaneously with the closing of the Initial Public Offering on October 29, 2021, we completed the closing of the Private Placement of an aggregate 10,156,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10,156,250.

Upon the closing of the Initial Public Offering, the over-allotment and the Private Placement, $206,281,250 ($10.25 per unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. Such proceeds were invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until April 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The proceeds will be held in such account until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor deposited the first Extension Contribution on April 30, 2023. As of December 31, 2023, $960,000 has been drawn on the Extension Note and there were Trust Account deposits in connection with the Extension Note, totaling $960,000. On April 22, 2024, the Company deposited $960,000 into the Trust Account, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension. Pursuant to the Extension Note, the Sponsor may convert the principal outstanding into Private Placement Warrants at $1.00 per warrant. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining.

At the First Extension Meeting, the shareholders also approved a proposal to provide the holders of the Class B ordinary shares with the right to convert such shares into Class A ordinary shares on a one-for-one basis prior to the closing of an initial business combination at the election of such holder. On April 28, 2023, the Sponsor elected to convert 5,031,250 Class B ordinary shares held by it, which represented all of the Class B ordinary shares outstanding into Class A ordinary shares on a one-for-one basis for no consideration.

Our management and our board of directors have broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

If we have not completed our initial business combination by the Extended Date, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

Business Combination with Sio

On November 13, 2023, Pyrophyte, Sio, Sio Newco and Pyrophyte Newco entered into a Business Combination Agreement, pursuant to which, among other things and subject to the terms and conditions contained in the Business Combination Agreement and the Plan of Arrangement, (i) Pyrophyte will deregister in the Cayman Islands and transfer by way of continuation from the Cayman Islands to the Province of Alberta, Canada in accordance with the Pyrophyte Articles and the Companies Act and continue as an Alberta corporation in accordance with the applicable provisions of ABCA, (ii) Pyrophyte will amalgamate with Sio Newco, with Sio Newco surviving as Pubco in accordance with the terms of the Plan of Arrangement and (iii) Sio and Pyrophyte Newco will amalgamate, with Sio surviving the Sio Amalgamation as a wholly-owned subsidiary of Pubco, and such entity will continue the business operations currently undertaken by Sio.

Subscription Agreements

Concurrently with the execution of the Sio Business Combination Agreement, Pyrophyte, Sio and Sio Newco entered into subscription agreements with (i) a certain accredited investor (the “Non-Insider PIPE Investor”) and (ii) certain other accredited investors who are existing shareholders of Sio or the Company (the “Insider PIPE Investors” and, together with the Non-Insider PIPE Investor, the “PIPE Investors”), pursuant to which, among other things, Sio Newco agreed to issue and sell, in a private placement to close concurrently with and conditioned upon the effectiveness of the consummation of the Sio Business Combination, an aggregate of 3,114,258 Pubco Class A Common Shares (the “PIPE Investment”) to the PIPE Investors for an aggregate purchase price equal to $20,122,474.

Non-Redemption Agreement

Concurrently with the execution of the Sio Business Combination Agreement, Pyrophyte and Sio Newco entered into a non-redemption agreement (the “Non-Redemption Agreement”) with a Company shareholders with respect to 100,000 Class A ordinary shares held by such shareholder (the “Non-Redemption SPAC Shares”), pursuant to which, among other things, the Company agreed to issue 58,570 Class A ordinary shares to such shareholder in consideration of such shareholder’s commitment not to redeem the Non-Redemption SPAC Shares held by it in connection with the approval of the Sio Business Combination by the Company’s shareholders (the “Non-Redemption Transaction”).

Sponsor Support Agreement

Concurrently with the execution of the Sio Business Combination Agreement, the Sponsor, entered into a letter agreement (the “Sponsor Support Agreement”) with Sio, Sio Newco, Pyrophyte and the directors and officers (or otherwise a part of the management team) of Pyrophyte, solely for purposes of amending certain of the terms of the letter agreement signed by them in connection with the Company’s Initial Public Offering, pursuant to which, among other things, the Sponsor agreed to among other things, vote all Class A ordinary shares, or any securities convertible into, exercisable or exchangeable for Class A ordinary shares, held by it or acquired after the date of the Sponsor Support Agreement (the “Covered Shares”) at the meeting of Pyrophyte shareholders to be held in connection with the Sio Business Combination in favor of the adoption and approval of the Sio Business Combination and each other proposal related to the Sio and not transfer any Covered Shares (other than Pubco Class A Common Shares issued upon exercise of any Private Placement Warrants held by the Sponsor) until the earlier of (A) one year after the Closing, (B) the first day the last sale price of Pubco Class A Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (C) after the Closing, the date on which Pubco completes a liquidation, amalgamation, share exchange or similar transaction resulting in the shareholders of Pubco having the right to exchange their shares for consideration.

In addition, under the terms of the Sponsor Support Agreement, the Pyrophyte Sponsor has agreed to subject up to 4,025,000 Class A ordinary shares (“Restricted Owned Shares”) to certain earn out restrictions, if and only to the extent such shares are used to obtain any additional PIPE Financing or other financing arrangements in connection with the consummation of the Sio Business Combination; provided that in no event shall the aggregate number of Restricted Owned Shares equal more than 4,025,000 Class A ordinary shares (the “Maximum Restricted Owned Shares”). If, prior to the Closing, the SPAC Proceeds are less than $70,000,000, then the number of Restricted Owned Shares will be adjusted pursuant to the terms of the Sponsor Support Agreement.

In connection with the Closing, each Restricted Owned Share will be exchanged on a one-for-one basis for Pubco Class A Common Shares pursuant to the Sio Business Combination and the Plan of Arrangement and such shares will be subject to forfeiture or release as follows: (i) half of the Restricted Owned Shares will be released to the Sponsor on the first day that the Trading Price (as defined in the Sio Business Combination Agreement) is at least $12.50, (ii) the other half of the Restricted Owned Shares will be released from forfeiture on the first day that the Trading Price is at least $15.00, in each case during the period commencing on the Closing Date and ending on the date that is three (3) years after the Closing Date (the “End Date”), and (iii) after the End Date, any Restricted Owned Shares that have not been released to the Sponsor pursuant to clauses (i) or (ii) above will be automatically forfeited for no consideration. If a change of control of Pubco occurs at any time between the Closing Date and the End Date and the price achieved per Restricted Owned Shares is at least $12.50 or $15.00, then the vesting conditions outlined will be considered to be met.

Sio Securityholder Support Agreements

In connection with the execution of the Sio Business Combination Agreement, on November 13, 2023, the Company, Sio, and certain securityholders of Sio entered into support agreements (the “Sio Securityholder Support Agreements”), pursuant to which, among other things, such shareholders agreed to vote (or cause to be voted) all of their Sio shares and other voting securities of Sio (“Subject Securities”) in favor of the special resolution of Sio shareholders in respect of the Plan of Arrangement, to be considered at Sio’s shareholders meeting to approve the Sio Business Combination. Additionally, such shareholders have agreed, among other things, not to, prior to the Closing, (a) transfer any of their Subject Securities (or enter into any agreement, arrangement or understanding in connection therewith other than pursuant to the Plan of Arrangement), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Sio Securityholder Support Agreements. Sio covenants in the Sio Business Combination Agreement that it will use commercially reasonable efforts to obtain Sio Securityholder Support Agreements from at least 66⅔% of its shareholders as promptly as possible, but in any event, within five days of the execution date of the Sio Business Combination Agreement.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 12, 2021 (inception) have been organizational activities, the Initial Public Offering and identifying and evaluating a target company for an initial business combination and activities in connection with the Sio Business Combination. and those necessary to prepare for the Initial Public Offering. We have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest or dividend income on the investments held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our audited consolidated financial statements. Since the Initial Public Offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the year ended December 31, 2023, we had a net income of $2,530,622, which consists of general and administrative expenses of $3,371,589 and a change in fair value of derivative warrant liabilities of $101,094, offset by a gain on investments held in Trust Account of $6,003,305.

For the year ended December 31, 2022, we had a net income of $10,643,117, which consists of general and administrative expenses of $2,699,342 and a change in fair value of derivative warrant liabilities of $9,990,487, offset by a gain on investments held in Trust Account of $3,351,889 and other income of $83.

Liquidity and Capital Resources

For the year ended December 31, 2023, cash used in operating activities was $760,441. This was made up of a net income of $2,530,622, changes in operating assets and liabilities of $2,611,148, offset by a change in fair value of derivative warrant liabilities of $101,094 and a $6,003,305 gain on investments held in Trust Account.

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

Going Concern Considerations

As of December 31, 2023, the Company had $1,253 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

The Company is a Special Purpose Acquisition Corporation with a currently scheduled liquidation date of April 29, 2025. There can be no assurance that the Company will be able to consummate an initial business combination by April 29, 2025 (or such date as such deadline may be extended). In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contractual Obligations

For the years ended December 31, 2023 and 2022, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

Registration Rights

The holders of Founder Shares and Private Placement Warrants that may be issued upon conversion of the IPO Working Capital Loan or the Extension Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants issued upon conversion of such loans), are entitled to registration rights pursuant to a registration rights agreement signed in connection with the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights.

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

Additionally, the underwriter is entitled to a deferred underwriting discount of 4% of the gross proceeds of the base portion of the Public Offering and a deferred underwriting discount of 5.5% of the gross proceeds per over-allotment unit upon the completion of the Company’s initial business combination.

On June 8, 2023, the Company modified the terms of UBS’s deferred underwriting discount, which is effective as of the closing of the Sio Business Combination. See “—Modifications to the Initial Public Offering Underwriters’ Deferred Discount” for more information.

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team, which amount was decreased to $5,000 per month in July 2022. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. The Company incurred $60,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively, in Sponsor administrative fees.

Due to Related Party

As of December 31, 2023 and 2022, the Company has an outstanding balance of $25,000 and $0 respectively due to the Sponsor for administrative support services, respectively.

Extension Note

In connection with the First Extension Meeting, the Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 (each an “Extension Contribution”) until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining. As of December 31, 2023, there were Trust Account deposits in connection with the extension loan, totaling $960,000. As of December 31, 2023, the Company had extension deposits of $480,000 due from Sponsor.

On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor deposited the first Extension Contribution on April 30, 2023 into the Trust Account. In accordance with the terms of the Extension Note, the Sponsor may convert the principal outstanding thereunder into Private Placement Warrants at a price of $1.00 per warrant. If the Company does not consummate an initial business combination by the Extended Date, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2023, $960,000 has been drawn on the Note.

IPO Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (as amended and restated, the “IPO Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the IPO Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the IPO Working Capital Loans but no proceeds held in the Trust Account would be used to repay the IPO Working Capital Loans. The IPO Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such IPO Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. As of December 31, 2023 and 2022, the Company had $723,322 and $0 outstanding under the IPO Working Capital Loans.

Other Commitments

On March 18 and March 28, 2022, respectively, the Company engaged UBS, the underwriter in the Initial Public Offering, as a placement agent and to serve as financial advisor and capital markets advisor in connection with a specified de-SPAC transaction. Under that arrangement, the Company agreed to pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. The letter of intent related to such potential de-SPAC transaction expired on July 1, 2022 and, as such, rendered the engagement letter void and no future accrual or expense thereunder was booked. The engagement letter also provided for up to $25,000 in reimbursable fees to UBS and as of the expiration date of the agreement, there are no reimbursable fees incurred by the Company.

On June 5, 2023, Sio Silica Corporation entered into an engagement letter with UBS and BMO Capital Markets (“BMO” and together with UBS, the “Placement Agents”), pursuant to which the Placement Agents agreed to serve as co-placement agents in connection with a proposed PIPE offering of securities of Sio NewCo in connection with the Sio Business Combination. Pursuant to a separate letter agreement entered into on the same day between the Company and the Placement Agents, the Company agreed that, in the event that the Sio Business Combination is not consummated, it would reimburse the Placement Agents for its reasonable, documented, out of pocket expenses incurred by such Placement Agent in their role as Placement Agents up to an aggregate amount of $300,000.

Non-Redemption Agreement

Concurrently with the execution of the Business Combination Agreement, the Company and Sio Newco entered into a non-redemption agreement with a Pyrophyte shareholder with respect to 100,000 Class A ordinary shares held by such shareholder (the “Non-Redemption SPAC Shares”), pursuant to which, among other things, Pyrophyte agreed to issue 58,570 Class A ordinary shares to such shareholder in consideration of such shareholder’s commitment not to redeem the Non-Redemption SPAC Shares held by it in connection with the approval of the Sio Business Combination by Pyrophyte’s shareholders.

Critical Accounting Policies and Estimates

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such public shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Charter. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares subject to possible redemption have been classified outside of permanent equity.

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

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the year ended December 31, 2023 and 2022 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the for the year ended December 31, 2023 and 2022 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. There was zero trading volume of the Company’s public warrants on December 31, 2023, a level 2 measurement. The close price of the Public Warrant was used as the fair value of the Public Warrants as of December 31, 2023. The Private Placement Warrants have a make-whole provision in place, which will enable them to have a fair value similar to Public Warrants as of December 31, 2023.

Both the Extension Note and the IPO Working Capital Loan (together, the “Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of December 31, 2023, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes.

Investments held in Trust Account

Our portfolio of investments held in the Trust Account is money market funds solely comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof, until April 2024. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in Trust Account on the statements of income. The estimated fair values of investments held in the Trust Account are determined using available market information.

On April 24, 2024, the Company amended the Trust Agreement to permit the Trustee, to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the consolidated financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

Recent Developments

On April 1, 2024, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) thirty months after the closing of the Public Offering and (ii) the consummation of a Business Combination. The Company also increased the principal amount from $1,500,000 to $1,840,616.

On April 22, 2024, the Company deposited $960,000 into the Trust Account, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension.

In addition, on April 24, 2024, the Company entered into an amendment to the Trust Agreement, to permit the Trustee to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. The Company then instructed the Trustee to liquidate the Trust Account and move the proceeds into an interest-bearing demand deposit account.

On April 26, 2024, the Company held an extraordinary general meeting of shareholders (the “Second Extension Meeting”) to vote on an amendment to its Articles to extend the date on which it had to consummate an initial business combination from April 29, 2024 to April 29, 2025. The shareholders voted to approve the amendment. The Sponsor agreed that if such amendment was approved and implemented, then it or its designee would deposit (the “Second Extension Contributions”) into the Trust Account as a loan $90,000 per month beginning on April 30, 2024 and ending on the earlier of (i) the Company’s liquidation, (ii) the consummation of an initial business combination and (iii) April 30, 2025. In connection with the Second Extension Meeting, holders of 2,683,126 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares remaining.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions.

On April 26, 2024, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) forty-two months after the closing of the Public Offering and (ii) the consummation of a Business Combination.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-20 comprising a portion of this Annual Report.

ITEM 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our principal executive officer and principal financial and accounting officer, to allow timely decisions regarding required disclosure.

In connection with the preparation of this Annual Report as of December 31, 2023, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15I under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, our disclosure controls and procedures were not effective as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Management’s Report on Internal Controls Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements prepared for external purposes in accordance with GAAP. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting were not effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Bernard J. Duroc-Danner	70	Chief Executive Officer and Chairman
Sten L. Gustafson	57	Chief Financial Officer and Director
Bryan Guido Hassin	45	Director
Per Hornung Pedersen	70	Director
Adam Pierce	45	Director

Dr. Bernard J. Duroc-Danner has been our Chief Executive Officer since March 2023 and has served as the chairman of our board of directors since October 2021. Since 2018, Dr. Duroc-Danner co-founded, raised the seed and second round capital and co-managed the incubation of an energy sensing and artificial intelligence software company with applications in emissions control energy. In addition, Dr. Duroc-Danner has been involved in the planning of the development of a solar power generation and CO2 sequestration project as part of a broader energy project in the Eastern Hemisphere. Dr. Duroc-Danner currently serves as advisory director to the Energy Intelligence Group (EIG). As an internationally recognized energy executive, Dr. Duroc-Danner is well qualified to serve as chairman of our Board of Directors, having built two global market and industry leaders through hundreds of focused acquisitions around the world. Dr. Duroc-Danner started EVI, Inc. (NYSE: EVI), an oilfield service and equipment company in May 1987, for which he served as Chairman, President and CEO until he retired in 2016, and upon retirement was given the distinction of Chairman Emeritus of Weatherford, EVI’s successor company Dr. Duroc-Danner was a director for a number of many public companies with global operations. Prior to the startup of EVI, Dr. Duroc-Danner was a management consultant with Arthur D. Little in Boston working in the metals, minerals and power generating industry. Dr. Duroc-Danner received his MBA and a PhD degree from The Wharton School of the University of Pennsylvania. Dr. Duroc-Danner is qualified to serve on our board of directors because of his extensive operational and transactional experience in building companies around the globe.

Sten L. Gustafson has served as our Chief Financial Officer since March 30, 2023 and a director since February 12, 2021. Mr. Gustafson is a highly experienced energy service industry executive, investment banker, and corporate securities attorney. Since 2020, Mr. Gustafson has served an independent director for Western Rare Earths, the U.S. subsidiary of Australian rare earth mining company, American Rare Earths. From 2012 to 2014, Mr. Gustafson was Chief Executive Officer and Director of Era Group Inc. (previously NYSE: ERA), where he led the successful spin out of Era from Seacor Holdings in January 2013, generating record quarterly revenues every quarter during his tenure while meaningfully de-leveraging the balance sheet. From 2017 to 2018, Mr. Gustafson served as a member of the Founding Steering Committee created by the Public Investment Fund of Saudi Arabia to establish a private commercial helicopter operator (The Helicopter Company) in the Kingdom of Saudi Arabia. From 2017 to 2019, Mr. Gustafson served as a director at CHC Helicopter. From 2018 to 2024, Mr. Gustafson served as Chairman of the Board of Directors of the publicly traded Norwegian company, Golden Energy Offshore. Mr. Gustafson earned a B.A. in English from Rice University and earned a Juris Doctor from the University of Houston Law Center. Previously, Mr. Gustafson was our Chief Executive Officer from February 12, 2021 until March 29, 2023. With over 25 years of experience in the global energy sector, Mr. Gustafson is well qualified to serve on our board of directors, having advised on over 100 corporate transactions around the world for over $100 billion of transaction value.

Bryan Guido Hassin has served on our board of directors since October 2021. Mr. Hassin is a global energy technology entrepreneur and since October 2022 has been the Chief Executive Officer of DexMat and served as the Co-Founder & Chief Executive Officer of The Third Derivative, a joint venture between Rocky Mountain Institute and New Energy Nexus that is transforming the way that innovative startups, investment funds, and large corporations accelerate the energy transition by creating a global, vertically integrated engine for climate innovation between March 2021 and September 2022. Prior to Third Derivative, Mr. Hassin spent 20 years as a global energy technology entrepreneur and executive, founding, leading and scaling high-growth energy transition startups. Mr. Hassin is well qualified to act as a Director, having spent much of his career in the private sector raising venture capital, building and leading startup teams, scaling operations, and negotiating partnerships and acquisitions. Mr. Hassin received his MBA with Honors and Leadership Distinction from IMD in Lausanne, Switzerland. He has a Master’s in Computer Science and undergraduate degrees in Computer Science and Electrical and Computer Engineering from Rice University. Mr. Hassin is qualified to serve on our board of directors because of his long career in operating and advising energy transition companies, and the broad network of relationships in the sector that he has developed.

Per Hornung Pedersen has served on our board of directors since October 2021. Since 2011, Mr. Pedersen has worked as an Independent Director and Industry Advisor in the renewable energy industry. Mr. Pedersen is currently the Chairman of PNE AG Germany, one of Europe’s largest project developers in onshore and offshore wind as well as solar. Mr. Pedersen also serves as Independent Director in Suzlon Energy Ltd India (since 2015), Independent Director in Swire Energy Services and Independent Director in SeaTower AS Norway. Since 2017, Mr. Pedersen has served as a Senior Advisor to McKinsey and an independent member of the Investment Committee of Caribbean Clean Energy Fund. Since 2023, Mr. Pederson also serves as a member of the advisory board of EQT ActionCore infrastructure investment in Tion AG. Mr. Pedersen is well-qualified to serve on our board of directors as a highly experienced veteran in the renewable energy industry, with 20 years of experience as a senior executive as well as an independent director in leading global companies in the renewable energy industry across the value chain. Mr. Pedersen received his MBA with honors from Copenhagen Business School (University of Copenhagen) and holds a BSc in Finance and Accounting from Copenhagen Business School. Mr. Pedersen is qualified to serve on our board of directors because of his decades of operating experience in the renewable energy industry, particularly in Europe and Asia.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Articles.

Director Independence

NYSE listing standards require that a majority of our board of directors be independent. Our board of directors has determined that each of Messrs. Hassin, Pedersen and Pierce is an “independent director” as defined in the NYSE listing standards and applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, the rules of the NYSE and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of the NYSE require that the compensation committee and the nominating and corporate governance committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and have the composition and responsibilities described below. The charter of each committee is available on our website.

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

Notwithstanding the foregoing, as indicated above, other than the payment to the Sponsor of  $5,000 per month for utilities and secretarial and administrative support and reimbursement of expenses, and the reimbursement of certain expenses relating to acquisition activities as discussed elsewhere in this Annual Report, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the NYSE and the SEC.

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

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. In 2023, we paid the Sponsor $5,000 per month for utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying this monthly fee. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the year ended December 21, 2023 and for the year ended December 31, 2022, the Company reimbursed expenses to management in the amount of $21,205 and $101,870, respectively, these expenses are related to acquisition activities. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to the Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of May 23, 2024, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 11,321,961 ordinary shares outstanding as of May 23, 2024, all of which were Class A ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Directors and Officers
Bernard Duroc-Danner	-	-
Sten L. Gustafson	-	-
Brian Guido Hassin	-	-
Per Hornung Pedersen	-	-
Adam Pierce	-	-
All officers and directors as a group (5 individuals)	-	-
Holders of more than 5% of our outstanding ordinary shares
Pyrophyte Acquisition LLC(2)(3)	5,031,250	44.4%
Balyasny Asset Management L.P. (4)	1,442,387	12.7%
First Trust Capital Management L.P. (5)	819,583	7.2%
Cowen and Company LLC (6)	751,626	6.6%
Meteora Capital, LLC (7)	705,742	6.2%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 3262 Westheimer Road, Suite 706, Houston, TX, 77098.

(2)	Interests shown consist solely of Founder Shares.

(3)	Our Sponsor is managed by a board of managers consisting of Sten L. Gustafson, Bernard Duroc-Danner and Thomas W. Major. Any action by the Sponsor with respect to our company or the Founder Shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Under the so-called “rule of three,” because voting and dispositive decisions are made by a majority of the Sponsor’s managers, none of the managers of the Sponsor is deemed to be a beneficial owner of the Sponsor’s securities, even those in which such manager holds a pecuniary interest. Accordingly, none of the Sponsor’s managers is deemed to have or share beneficial ownership of the Founder Shares held by the Sponsor.

(4)	According to a Schedule 13G filed with the SEC on February 14, 2024 on behalf of Balyasny Asset Management L.P., a Delaware limited partnership (“BAM”), BAM GP LLC, a Delaware limited liability corporation (“BAM GP”), Balyasny Asset Management Holdings LP, a Delaware limited partnership (“BAM Holdings”), Dames GP LLC, a Delaware limited liability company (“Dames”), and Dmitry Balyasny, interests shown are held by Atlas Diversified Fund, Ltd. (“ADMF”). BAM is the investment manager of ADMF BAM GP is the general partner of BAM. BAM Holdings is the sole member of BAM GP.. Dames is the general partner of BAM Holdings. Mr. Balyasny is the managing member of Dames and may be deemed to beneficially own the Class A Ordinary Shares reported. The principal business address for each shareholder is 444 West Lake Street, [5]0th Floor, Chicago, IL 60606.

(5)

According to a Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by (i) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, (ii) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (a) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (b) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (c) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company, (iii) First Trust Capital Solutions L.P., a Delaware limited liability partnership and control person of FTCM, and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM. The address of the shareholder is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

(6)

According to a Schedule 13G filed with the SEC on February 1, 2024 on behalf of Cowen and Company LLC (“Cowen”) and Cowen Financial Products LLC (“Cowen Financial”), Cowen directly owns 251,626 Class A Ordinary Shares and Cowen Financial directly owns 500,000 Class A Ordinary Shares. The address of this shareholder is 599 Lexington Avenue, New York, New York 10022.

(7)	According to a Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by Meteora Capital, LLC, a Delaware limited liability company (“Meteora”). Vik Mittal serves as the Managing Member of Meteora. The address of this shareholder is 1200 N Federal Hwy, #200, Boca Raton FL 33432.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On February 24, 2021, the Company issued 5,750,000 Class B ordinary shares to the Sponsor. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to the Company for cancellation for no consideration, resulting in the Sponsor holding 5,031,250 Founder Shares. In connection with the Extension, all 5,031,250 Founder Shares were converted from Class B ordinary shares into Class A ordinary shares on a one-for-one basis for no consideration.

The Founder Shares are identical to the Class A ordinary shares included in the Units sold in the Public Offering, except that:

●	only holders of the Founder Shares will have the right to vote on continuing the Company in a jurisdiction outside of the Cayman Islands (including any special resolution required to amend the constitutional documents of the company or to adopt new constitutional documents of the Company, in each case, as a result of the company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands);

●	the Founder Shares are subject to certain transfer restrictions;

●	the Founder Shares are entitled to registration rights; the Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares and public shares in connection with the completion of our initial business combination; (ii) waive their redemption rights with respect to their Founder Shares and public shares in connection with a shareholder vote to approve an amendment to our Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated an initial business combination by the Extended Date or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete our initial business combination by the Extended Date, although they will be entitled to liquidating distributions from the Trust Account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame; and (iv) vote any Founder Shares held by them and any public shares purchased during or after the Initial Public Offering (including in open market and privately-negotiated transactions) in favor of our initial business combination; and

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

Administrative Support Agreement

From the date of the Initial Public Offering until July 1, 2022, the Company paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development was paid $10,000 per month. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $60,000 and $120,000 for the year ended December 31, 2023 and for the year ended December 31, 2022, in Sponsor administrative fees.

For the year ended December 21, 2023 and for the year ended December 31, 2022, the Company reimbursed expenses to management in the amount of $21,205 and $101,870, respectively, these expenses are related to acquisition activities.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the IPO Working Capital Loans or the Extension Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the IPO Working Capital Loans and the Extension Note) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

IPO Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (the “IPO Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the IPO Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the IPO Working Capital Loans but no proceeds held in the Trust Account would be used to repay the IPO Working Capital Loans. The IPO Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such IPO Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. As of December 31, 2023 and 2022, the Company had $723,322 and $0 outstanding under the IPO Working Capital Loans.

Extension Note

In connection with the First Extension Meeting, the Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 (each an “Extension Contribution”) until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining. As of December 31, 2023, there were Trust Account deposits in connection with the extension loan, totaling $960,000.

On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor deposited the first Extension Contribution on April 30, 2023 into the Trust Account. In accordance with the terms of the Extension Note, the Sponsor may convert the principal outstanding thereunder into Private Placement Warrants at a price of $1.00 per warrant. If the Company does not consummate an initial business combination by the Extended Date, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2023, $960,000 has been drawn on the Note.

Agreements Related to the Business Combination

Sponsor Support Agreement

Concurrently with the execution of the Sio Business Combination Agreement, the Sponsor, entered into a letter agreement (the “Sponsor Support Agreement”) with Sio, Sio Newco, the Company and the directors and officers (or otherwise a part of the management team) of the Company, solely for purposes of amending certain of the terms of the letter agreement signed by them in connection with the Company’s Initial Public Offering, pursuant to which, among other things, the Sponsor agreed to among other things, vote all Class A ordinary shares, or any securities convertible into, exercisable or exchangeable for Class A ordinary shares, held by it or acquired after the date of the Sponsor Support Agreement (the “Covered Shares”) at the meeting of Pyrophyte shareholders to be held in connection with the Sio Business Combination in favor of the adoption and approval of the Sio Business Combination and each other proposal related to the Sio and not transfer any Covered Shares (other than Pubco Class A Common Shares issued upon exercise of any Private Placement Warrants held by the Sponsor) until the earlier of (A) one year after the Closing, (B) the first day the last sale price of Pubco Class A Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (C) after the Closing, the date on which Pubco completes a liquidation, amalgamation, share exchange or similar transaction resulting in the shareholders of Pubco having the right to exchange their shares for consideration.

In addition, under the terms of the Sponsor Support Agreement, the Pyrophyte Sponsor has agreed to subject up to 4,025,000 Pyrophyte Class A ordinary shares (“Restricted Owned Shares”) to certain earn out restrictions, if and only to the extent such shares are used to obtain any additional PIPE Financing or other financing arrangements in connection with the consummation of the Sio Business Combination; provided that in no event shall the aggregate number of Restricted Owned Shares equal more than 4,025,000 Class A ordinary shares (the “Maximum Restricted Owned Shares”). If, prior to the Closing, the SPAC Proceeds are less than $70,000,000, then the number of Restricted Owned Shares will be adjusted pursuant to the terms of the Sponsor Support Agreement.

In connection with the Closing, each Restricted Owned Share will be exchanged on a one-for-one basis for Pubco Class A Common Shares pursuant to the Sio Business Combination and the Plan of Arrangement and such shares will be subject to forfeiture or release as follows: (i) half of the Restricted Owned Shares will be released to the Sponsor on the first day that the Trading Price (as defined in the Sio Business Combination Agreement) is at least $12.50, (ii) the other half of the Restricted Owned Shares will be released from forfeiture on the first day that the Trading Price is at least $15.00, in each case during the period commencing on the Closing Date and ending on the date that is three (3) years after the Closing Date (the “End Date”), and (iii) after the End Date, any Restricted Owned Shares that have not been released to the Sponsor pursuant to clauses (i) or (ii) above will be automatically forfeited for no consideration. If a change of control of Pubco occurs at any time between the Closing Date and the End Date and the price achieved per Restricted Owned Shares is at least $12.50 or $15.00, then the vesting conditions outlined will be considered to be met.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid to Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for our annual financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC, for the years ended December 31, 2023 and 2022, totaled $208,275 and $128,750, respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the year end financial statements and are not reported under “Audit Fees.” For the years ended December 31, 2023 and 2022, Marcum LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the years ended December 31, 2023 and 2022, the aggregate fees billed by Marcum LLP totaled $12,360 and $11,330, respectively, for rendering such services.

All Other Fees. All other fees consist of fees billed for all other services. For the year ended December 31, 2023 and 2022, Marcum LLP did not render any of these other services.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID 688)	F-2

Consolidated Balance Sheets as of December 31, 2023 and 2022	F-3

Consolidated Statements of Income for the years ended December 31, 2023 and 2022	F-4

Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the years ended December 31, 2023 and 2022	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2023 and 2022	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of

Pyrophyte Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pyrophyte Acquisition Corp. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of income, shareholders’ deficit and cash flows for each of the two years ended December 31, 2023 and 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1 the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 29, 2025. The Company entered into business combination agreement with a business combination target on November 13, 2023; however the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its business operations, and complete the transaction prior to April 29, 2025, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 29, 2025, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

New York, NY

May 24, 2024

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	DECEMBER 31, 2023	DECEMBER 31, 2022
Cash	$1,253	$13,372
Prepaid expenses	108,458	298,422
Due from related party	-	49,500
Extension contribution due from Sponsor	480,000	-
Total current assets	589,711	361,294
Investments held in Trust Account	98,870,109	209,651,193
Total Assets	$99,459,820	$210,012,487

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$585,305	$-
Promissory note - extension loan	960,000	-
Promissory note - working capital loan	723,322	-
Due to related party	25,000	-
Accrued expenses	281,839	222,020
Total current liabilities	2,575,466	222,020
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	1,617,500	1,516,406
Deferred legal fees	3,048,734	1,322,174
Total liabilities	15,685,450	11,504,350

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 8,973,837 and 20,125,000 shares at $11.06 and 10.41 per share at December 31, 2023 and December 31, 2022, respectively	99,250,100	209,551,185

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 and -0- issued and outstanding at December 31, 2023 and December 31, 2022 respectively (excluding 8,973,837 and 20,125,000 shares subject to possible redemption, respectively)	503	-
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; -0- and 5,031,250 shares issued and outstanding at December 31, 2023 and December 31, 2022 respectively	-	503
Additional paid-in capital	-	-
Accumulated deficit	(15,476,233)	(11,043,551)
Total shareholders’ deficit	(15,475,730)	(11,043,048)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$99,459,820	$210,012,487

The accompanying notes are an integral part of these consolidated financial statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022

General and administrative expenses	$3,371,589	$2,699,342
Loss from operations	(3,371,589)	(2,699,342)
Change in fair value of derivative warrant liabilities	(101,094)	9,990,487
Gain on investments held in Trust Account	6,003,305	3,351,889
Other Income	-	83
Net income	$2,530,622	$10,643,117
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	12,426,115	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.14	$0.42
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.14	$0.42

The accompanying notes are an integral part of these consolidated financial statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the year ended December 31, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares					Additional		Total
	Class A		Class A		Class B			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount		Capital	Deficit	Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	-	$-	5,031,250		$503	$-	$(11,043,551)	$(11,043,048)
Conversion of Class B ordinary shares to Class A ordinary shares	-	-	5,031,250	503	(5,031,250)		(503)	-	-	-
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)	-	-	-		-	-	-	-
Capital contribution made for non-redemption agreement	-	-	-	-	-		-	482,324	-	-
Cost of raising capital related to shareholder non-redemption agreements	-	-	-	-	-		-	(482,324)	-	-
Remeasurement of Class A ordinary shares to redemption value	-	6,963,304	-	-	-		-	-	(6,963,304)	(6,963,304)
Extension contribution due from Sponsor	-	480,000	-	-	-		-	-	-	-
Net income	-	-	-	-	-		-	-	2,530,622	2,530,622
Balance as of December 31, 2023	8,973,837	$99,250,100	5,031,250	$503	$-	$		$-	$(15,476,233)	$(15,475,730)

For the year ended December 31, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares				Additional		Total
	Class A		Class A		Class B		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2022	20,125,000	$206,281,250	-	$-	5,031,250	$503	$-	$(18,416,733)	$(18,416,230)
Remeasurement of Class A ordinary shares to redemption value	-	3,269,935	-	-	-	-	-	(3,269,935)	(3,269,935)
Net income	-	-	-	-	-	-	-	10,643,117	10,643,117
Balance as of December 31, 2022	20,125,000	$209,551,185	-	$-	5,031,250	$503	$-	$(11,043,551)	$(11,043,048)

The accompanying notes are an integral part of these consolidated financial statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Cash Flows from Operating Activities
Net income	$2,530,622	$10,643,117
Adjustments to reconcile net income to net cash used in operating activities:
Gain on investments held in Trust Account	(6,003,305)	(3,351,889)
Change in fair value of derivative warrant liabilities	101,094	(9,990,487)
Changes in operating assets and liabilities:
Prepaid expenses	189,964	66,184
Other current assets	-	290,089
Due from related party	49,500	(24,500)
Accounts payable	585,305	-
Deferred legal fees	1,726,560	1,322,174
Accrued expenses	59,819	91,889
Net cash used in operating activities	(760,441)	(953,323)
Cash Flows from Investing Activities
Extension contribution deposit into the Trust Account	(960,000)	-
Trust Account withdrawal - redemption	117,744,389	-
Net cash provided by investing activities	116,784,389	-
Cash Flows from Financing Activities
Due to related party	25,000	-
Proceeds from Promissory note – working capital loan	723,322	-
Proceeds from Promissory note – extension loan	960,000	-
Redemption of Class A ordinary shares	(117,744,389)	-
Net cash used in financing activities	(116,036,067)	-

Net decrease in cash	(12,119)	(953,323)
Cash - beginning of period	13,372	966,695
Cash - end of period	$1,253	$13,372

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$6,963,304	$3,269,935
Offering costs associated with non-redemption agreement	$482,324	$-
Extension contribution due from Sponsor	$480,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

PYROPHYTE ACQUISITION CORP.

NOTES TO FINANCIAL STATEMENTS

Note 1 – Description of Organization, Business Operations, Going Concern and Basis of Presentation

Pyrophyte Acquisition Corp. (the “Company” or “Pyrophyte”, “we”, “our”) is a blank check company incorporated in Cayman Islands on February 12, 2021. The Company was formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses (the “initial business combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies. Snowbank Newco Alberta ULC is a wholly owned subsidiary of the Company formed as an Alberta unlimited liability company on October 20, 2023.

As of December 31, 2023, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through December 31, 2023 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

On November 13, 2023, the Company, Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation formed solely for the purpose of engaging in the Sio Business Combination and that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of the Company (“Pyrophyte Newco”) entered into a business combination agreement (the “Business Combination Agreement” and the transactions contemplated thereby, the “Sio Business Combination”) subject to terms and conditions.

The Company’s sponsor is Pyrophyte Acquisition LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on October 26, 2021. On October 29, 2021, the Company consummated its Initial Public Offering of 20,125,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units offered, the “Public Shares”), including 2,625,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $201,250,000, and incurring $181,216 in other offering costs, $2,625,000 in upfront underwriting fees (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 10,156,250 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10,156,250 (Note 4).

Upon the closing of the Initial Public Offering and the Private Placement, $206,281,250 ($10.25 per Unit) of the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) in the United States at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S, government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. On April 24, 2024, the Company amended the investment management trust agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer and Trust Company, as trustee (as amended, the “Trust Agreement”), to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association (the “Articles”) provides that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

The Public Shareholders will be entitled to redeem their shares for a pro rata portion of the amount then in the Trust Account (initially $10.25 per share, plus any pro rata interest or dividend earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to Public Shareholders who redeem their shares will not be reduced by the deferred underwriting commissions the Company will pay to the representative of the underwriter (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants. These Class A ordinary shares were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.”

If a shareholder vote is not required and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its Articles, offer such redemption pursuant to the tender offer rules of the Securities and Exchange Commission (the “SEC”), and file tender offer documents containing substantially the same information as would be included in a proxy statement with the SEC prior to completing a Business Combination.

The Company’s Sponsor, officers and directors agreed (a) to vote its Founder Shares (as defined in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination, (b) not to propose an amendment to the Company’s Articles with respect to the Company’s pre-Business Combination activities prior to the consummation of a Business Combination unless the Company provides dissenting Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment; (c) not to redeem any shares (including the Founder Shares) and Private Placement Warrants (including underlying securities) into the right to receive cash from the Trust Account in connection with a shareholder vote to approve a Business Combination (or to sell any shares in a tender offer in connection with a Business Combination if the Company does not seek shareholder approval in connection therewith) or a vote to amend the provisions of the Articles relating to shareholders’ rights of pre- Business Combination activity and (d) that the Founder Shares and Private Placement Warrants (including underlying securities) shall not participate in any liquidating distributions upon winding up if a Business Combination is not consummated. However, the Sponsor will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares purchased during or after the Initial Public Offering if the Company fails to complete its Business Combination.

If the Company is unable to complete a Business Combination by the April 29, 2025 (“Extended Date”) as approved at the Second Extension Meeting on April 26, 2024 (Note 9), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividend earned on the funds held in the Trust Account, which interest or dividend shall be net of taxes payable and $100,000 of interest or dividend to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.25).

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

First Extension Meeting

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (the “Extended Date”) (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor deposited the first Extension Contribution on April 30, 2023. As of December 31, 2023, $960,000 has been drawn on the Extension Note and there were Trust Account deposits in connection with the Extension Note, totaling $960,000. Pursuant to the Extension Note, the Sponsor may convert the principal outstanding into warrants at $1.00 per warrant. Such warrants will be identical to the terms of the Private Placement Warrants. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining. In addition, on April 28, 2023, holders of 5,031,250 Class B ordinary shares elected to convert such shares into Class A ordinary shares on a one-for-one basis for no consideration.

The shareholders also approved a proposal to amend the Articles to permit the Company’s board of directors (the “Board”), in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement. The shareholders also approved a proposal to amend the Articles to eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s initial business combination. The shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis prior to the closing of an initial business combination at the election of the holder.

Sio Business Combination

On November 13, 2023, the Company entered into a business combination agreement (the “Sio Business Combination Agreement” and the transactions contemplated by the Sio Business Combination Agreement, the “Sio Business Combination”) with Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of Pyrophyte (“Pyrophyte Newco”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and continue as an Alberta corporation in accordance with the applicable provisions of the Business Corporations Act (Alberta) (the “ABCA”) (such continuation, the “Domestication”), (ii) following the Domestication, Pyrophyte will amalgamate with Sio Newco (the “SPAC Amalgamation”), with Sio Newco surviving the SPAC Amalgamation (“Pubco”) in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”), and (iii) Sio and Pyrophyte Newco will amalgamate (the “Sio Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”), with Sio surviving the Sio Amalgamation as a wholly-owned subsidiary of Pubco and such entity will continue the business operations currently undertaken by Sio. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation--Business Combination with Sio” for more information.

Subscription Agreements

Concurrently with the execution of the Sio Business Combination Agreement, Pyrophyte, Sio and Sio Newco entered into subscription agreements with (i) a certain accredited investor (the “Non-Insider PIPE Investor”) and (ii) certain other accredited investors who are existing shareholders of Sio or the Company (the “Insider PIPE Investors” and, together with the Non-Insider PIPE Investor, the “PIPE Investors”), pursuant to which, among other things, Sio Newco agreed to issue and sell, in a private placement to close concurrently with and conditioned upon the effectiveness of the consummation of the Sio Business Combination, an aggregate of 3,114,258 Pubco Class A Common Shares (the “PIPE Investment”) to the PIPE Investors for an aggregate purchase price equal to $20,122,474.

Sio Securityholder Support Agreements

In connection with the execution of the Sio Business Combination Agreement, on November 13, 2023, the Company, Sio, and certain securityholders of Sio entered into support agreements (the “Sio Securityholder Support Agreements”), pursuant to which, among other things, such shareholders agreed to vote (or cause to be voted) all of their Sio shares and other voting securities of Sio (“Subject Securities”) in favor of the special resolution of Sio shareholders in respect of the Plan of Arrangement, to be considered at Sio’s shareholders meeting to approve the Sio Business Combination. Additionally, such shareholders have agreed, among other things, not to, prior to the Closing, (a) transfer any of their Subject Securities (or enter into any agreement, arrangement or understanding in connection therewith other than pursuant to the Plan of Arrangement), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Sio Securityholder Support Agreements. Sio covenants in the Sio Business Combination Agreement that it will use commercially reasonable efforts to obtain Sio Securityholder Support Agreements from at least 66⅔% of its shareholders as promptly as possible, but in any event, within five days of the execution date of the Sio Business Combination Agreement.

Liquidity and Capital Resources and Going Concern

As of December 31, 2023, the Company had $1,253 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions and the proximity to liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the fair value of the warrants.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, as of December 31, 2023. Snowbank NewCo Alberta ULC had no assets or liabilities as of December 31, 2023. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2023 and 2022, the Company had cash of $1,253 and $13,372, respectively. The Company did not have any cash equivalents as of December 31, 2023 and 2022.

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

Investments held in Trust Account

As of December 31, 2023 and 2022, the assets held in the Trust Account were held in money market funds. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest or dividend income is included in gain on investments held in Trust Account in the accompanying consolidated statements of income. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the year ended December 31, 2023 and 2022 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares for the year ended December 31, 2023 and 2022 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows.

	For The Year Ended December 31, 2023	For The Year Ended December 31, 2022
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$1,801,291	$8,514,494

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	12,426,115	20,125,000
Basic and diluted net income per share, Class A subject to possible redemption	$0.14	$0.42

Non-Redeemable Ordinary Shares
Numerator: Net Income allocable to Non-Redeemable Ordinary Shares	$729,331	$2,128,623

Denominator: Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary share	$0.14	$0.42

Class A Ordinary Shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Initial Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s Articles. In accordance with SEC and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Therefore, all Class A ordinary shares have been classified outside of permanent equity.

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital and accumulated deficit.

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2023 and 2022 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2021	20,125,000	$206,281,250
Remeasurement of Class A ordinary shares to redemption value	—	3,269,935
Class A ordinary shares subject to possible redemption at December 31, 2022	20,125,000	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	—	6,963,304
Extension contribution due from Sponsor	—	480,000
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100

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

Fair Value of Financial Instruments

As of December 31, 2023 and 2022, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of December 31, 2023 and 2022, the fair value of the Public Warrants are valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. As of December 31, 2023 and 2022, the fair value of the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loan and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of December 31, 2023, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes. As of December 31, 2023, $960,000 has been drawn on the Extension Loan and $723,322 was outstanding on the Working Capital Loan.

The Company issued 10,062,500 Public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in the consolidated statements of income.

Non-Redemption Agreements

As of December 31, 2023, in connection with the 58,570 Class A ordinary shares the Company agreed to transfer to the Investors on or promptly after the consummation of the Sio Business Combination pursuant to the Non-Redemption Agreement, the Company estimated the aggregate fair value of the 58,570 Class A ordinary shares attributable to the non-redeeming Pyrophyte shareholder to be $482,324 or a weighted average of $8.24 per share, which is estimated by taking into considerations the estimated probability of the consummation of consummating the Sio Business Combination. The fair value of the Class A ordinary shares to be issued to the non-redeeming shareholder was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution to induce the shareholder not to redeem its Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the consolidated financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s consolidated financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties for the year ended December 31, 2023 and 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Risk and Uncertainties

Management continues to evaluate the impact of ongoing geopolitical instability events, including the Russia-Ukraine conflict and the Israel-Hamas conflict, and has concluded that while it is reasonably possible that the war could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

These conflicts are expected to have further global economic consequences, including but not limited to the possibility of severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in inflation rates and uncertainty about economic and political stability. In addition, the United States and other countries have imposed sanctions on Russia which increases the risk that Russia, as a retaliatory action, may launch cyberattacks against the United States, its government, infrastructure and businesses. Any of the foregoing consequences, including those we cannot yet predict, may cause our business, financial condition, results of operations and the price of our ordinary shares to be adversely affected.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and the adoption did not have an impact on the consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the consolidated financial statements and disclosures.

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

On September 29, 2021, the Sponsor effected a surrender of 718,750 Class B ordinary shares to the Company for no consideration, resulting in an aggregate of 5,031,250 of Class B ordinary shares outstanding. Prior to the initial investment in the Company of $25,000 by the Sponsor, we had no assets, tangible or intangible. The per share purchase price of the Founder Shares was determined by dividing the amount of cash contributed to the Company by the aggregate number of Founder Shares issued. In connection with the Extension, all 5,031,250 Class B ordinary shares were converted from Class B ordinary shares into Class A ordinary shares on a one-for-one basis for no consideration.

Private Placement Warrants

Simultaneously with the closing of the Initial Public Offering, the Company consummated the Private Placement of 10,156,250 Private Placement Warrants at a price of $1.00 per Private Placement Warrant to the Sponsor, generating proceeds of $10,156,250.

Each warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. Certain proceeds from the sale of the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Extended Date, the proceeds from the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirement of applicable law) and the Private Placement Warrants will expire worthless.

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

In connection with the first Contribution, on May 4, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). The convertible promissory note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination, or the liquidation of the Company. If the Company does not consummate an initial Business Combination by the Extended Date, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the convertible promissory note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2023, the Sponsor has advanced $960,000 to the Company representing extension contribution through September 30, 2023. As of December 31, 2023, extension contribution of $480,000 is due from Sponsor.

The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of December 31, 2023, and when the convertible promissory note was drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the convertible promissory note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

Promissory Note – Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (as amended and restated, the “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans bear no interest and would either be repaid upon consummation of an initial business combination or, at the Sponsor’s discretion. In addition, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the Company at a price of $1.00 per warrant. As of December 31, 2023 and 2022, the Company had $723,322 and $0 outstanding under the Working Capital Loans.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company incurred $60,000 and $120,000 for the years ended December 31, 2023 and 2022, respectively, in Sponsor administrative fees.

For the years ended December 31, 2023 and 2022, the Company reimbursed management $21,205 and $101,870, respectively, for expenses related to acquisition activities.

Due from Related Party

As of December 31, 2023 and 2022, the Company was due $0 and $49,500, respectively, from the Sponsor for an over payment of reimbursable expenses and administrative support fees.

Due to Related Party

As of December 31, 2023 and 2022, the Company has an outstanding balance of $25,000 and $0 respectively due to the Sponsor for administrative support services.

Extension Contribution Due from Sponsor

In connection with the Extension, the Sponsor is obligated to fund the Trust Account with $160,000 each month until April 30, 2024. As of December 31, 2023, $480,000 representing the first extension contribution for the seventh, eighth, and ninth months of the Extension is due from Sponsor.

Sponsor Support Agreement

Concurrently with the execution of the Sio Business Combination Agreement, the Sponsor entered into a letter agreement (the “Sponsor Support Agreement”) with Sio, Sio Newco, Pyrophyte and the directors and officers (or otherwise a part of the management team) of Pyrophyte, solely for purposes of amending certain of the terms of the letter agreement signed by them in connection with the Initial Public Offering, pursuant to which, among other things, the Sponsor agreed to among other things, vote all Class A Ordinary Shares, or any securities convertible into, exercisable or exchangeable for Class A Ordinary Shares, held by it or acquired after the date of the Sponsor Support Agreement (the “Covered Shares”) at the meeting of Pyrophyte shareholders to be held in connection with the Sio Business Combination in favor of the adoption and approval of the Sio Business Combination and each other proposal related to the Sio and not transfer any Covered Shares (other than Pubco Class A Common Shares issued upon exercise of any Private Placement Warrants held by the Sponsor) until the earlier of (A) one year after the closing of the Sio Business Combination, (B) the first day the last sale price of Pubco Class A Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (C) after the closing of the Sio Business Combination, the date on which Pubco completes a liquidation, amalgamation, share exchange or similar transaction resulting in the shareholders of Pubco having the right to exchange their shares for consideration.

In addition, under the terms of the Sponsor Support Agreement, the Sponsor agreed to subject up to 4,025,000 Class A Ordinary Shares (“Restricted Owned Shares”) to certain earn out restrictions, if and only to the extent such shares are used to obtain any additional PIPE financing or other financing arrangements in connection with the consummation of the Sio Business Combination; provided that in no event shall the aggregate number of Restricted Owned Shares equal more than 4,025,000 Class A Ordinary Shares (the “Maximum Restricted Owned Shares”). If, prior to the closing of the Sio Business Combination, the SPAC Proceeds (as defined in the Sio Business Combination Agreement) are less than $70,000,000, then the number of Restricted Owned Shares will be adjusted pursuant to the terms of the Sponsor Support Agreement.

Note 5 – Commitments & Contingencies

Registration and Shareholder Rights

The holders of Founder Shares and Private Placement Warrants that may be issued upon conversion of the Working Capital Loans and convertible promissory note, if any (and any Class A ordinary share issuable upon the exercise of the Private Placement Warrants issued upon conversion of such loans), are entitled to registration rights pursuant to a registration rights agreement signed prior to the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock- up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriter a 45-day option to purchase up to 2,625,000 additional Units to cover over-allotments at the Initial Public Offering price, less the underwriting discounts and commissions. The underwriter fully exercised the option on October 29, 2021.

The underwriter is entitled to a cash underwriting discount of 1.5% of the gross proceeds of the Initial Public Offering, or $2,625,000 in the aggregate, which was paid upon closing of the Initial Public Offering. In addition, the underwriter is entitled to a deferred fee of 4.0% of the gross proceeds of the Initial Public Offering. The deferred fee will become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On June 8, 2023, we entered into an engagement letter with UBS, which was subsequently amended on October 26, 2023, pursuant to which the Company engaged UBS to act as its exclusive capital markets advisor with respect to the Sio Business Combination. Pursuant to such engagement letter, if the Sio Business Combination closes, UBS agreed to waive the $8,443,750 of deferred underwriting commission owed to it in connection with the Initial Public Offering in exchange for the right to receive a transaction fee of $5,000,000, plus an incentive fee of up to $3,443,750, each of which is payable upon the closing of the Sio Business Combination. In addition, certain members of our management team have agreed to offset a certain amount of fees that may be due to UBS under this engagement letter.

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the period ended December 31, 2023 and 2022 there were no amounts incurred and accrued for Clean Energy.

Financial Advisory Agreements

On March 18 and March 28, 2022, respectively, the Company engaged UBS, the underwriter in the Initial Public Offering, as a placement agent and to serve as financial advisor and capital markets advisor in connection with a specified de-SPAC transaction. Under that arrangement, the Company agreed to pay UBS a cash fee for such services upon the consummation of such transaction in an amount equal to $3,000,000. The letter of intent related to such potential de-SPAC transaction expired on July 1, 2022 and, as such, rendered the engagement letter void and no future accrual or expense thereunder was booked. The engagement letter also provided for up to $25,000 in reimbursable fees to UBS and as of the expiration date of the agreement, there are no reimbursable fees incurred by the Company.

On June 5, 2023, Sio entered into an engagement letter with UBS and BMO Capital Markets (“BMO” and together with UBS, the “Placement Agents”), pursuant to which the Placement Agents agreed to serve as co-placement agents in connection with a proposed PIPE offering of securities of Sio Newco in connection with the Sio Business Combination. Pursuant to a separate letter agreement entered into on the same day between the Company and the Placement Agents, the Company agreed that, in the event that the Sio Business Combination is not consummated, it would reimburse the Placement Agents for its reasonable, documented, out of pocket expenses incurred by such Placement Agent in their role as Placement Agents up to an aggregate amount of $300,000.

Non-Redemption Agreement

Concurrently with the execution of the Business Combination Agreement, Pyrophyte and Sio Newco entered into a non-redemption agreement with a Pyrophyte shareholder with respect to 100,000 SPAC Class A Ordinary Shares held by such shareholder (the “Non-Redemption SPAC Shares”), pursuant to which, among other things, Pyrophyte agreed to issue 58,570 SPAC Class A Ordinary Shares to such shareholder in consideration of such shareholder’s commitment not to redeem the Non-Redemption SPAC Shares held by it in connection with the approval of the Sio Business Combination by Pyrophyte’s shareholders.

Note 6 – Derivative Warrant Liabilities

The Company accounted for the 20,218,750 warrants issued in connection with the Initial Public Offering (the 10,062,500 of Public Warrants and the 10,156,250 of Private Placement Warrants) in accordance with the guidance contained in ASC 815- 40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of income.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value. The Public Warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s consolidated statements of income. The Company reassesses the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants were issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants became exercisable 30 days after the completion of an initial public offering provided that the Company has an effective registration statement under the Securities Act covering the Class A ordinary share issuable upon exercise of the warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or holders are permitted to exercise their warrants on a cashless basis under certain circumstances as a result of (i) the Company’s failure to have an effective registration statement by the 60th business day after the closing of the initial business combination or (ii) a notice of redemption described under “Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00”). The Company has agreed that as soon as practicable, but in no event later than 20 business days after the closing of its initial business combination, the Company will use its commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary share issuable upon exercise of the warrants and will use its commercially reasonable efforts to cause the same to become effective within 60 business days after the closing of the Company’s initial business combination and to maintain a current prospectus relating to those Class A ordinary share until the warrants expire or are redeemed. If the shares issuable upon exercise of the warrants are not registered under the Securities Act in accordance with the above requirements, the Company will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and the Company will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption from registration is available. Notwithstanding the above, if the Company’s Class A ordinary share are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2023 and 2022, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2023 and 2022, there were 5,031,250 and -0- Class A ordinary shares issued or outstanding (excluding 8,973,837 and 20,125,000 Class A ordinary shares subject to possible redemption), respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of December 31, 2023 and 2022, there were -0- and 5,031,250 Class B ordinary shares issued and outstanding, respectively.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$98,870,109	$—	$—
Liabilities:
Public Warrants	$—	$805,000	$—
Private Placement Warrants	—	$812,500	—

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$209,651,193	$—	$—
Liabilities:
Public Warrants	$754,687	$—	$—
Private Placement Warrants	—	761,719	—

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

The last trading day in the Company’s prior quarters in fiscal year 2023 does not have significant trading volume and as a result, the public warrants were reclassified from Level 1 to Level 2. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued. The Company did not identify any other subsequent events, except as stated below, that would have required adjustment or disclosure in the consolidated financial statements.

On April 1, 2024, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) thirty months after the closing of the Public Offering and (ii) the consummation of a Business Combination. The Company also increased the principal amount from $1,500,000 to $1,840,616.

On April 22, 2024, in connection with the Company extension arrangement, the Sponsor advanced $960,000 to the Company, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension.

In addition, on April 24, 2024, the Company entered into an amendment to the Trust Agreement, to permit the Trustee to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. The Company then instructed the Trustee to liquidate the Trust Account and move the proceeds into an interest-bearing demand deposit account.

On April 26, 2024, the Company had an extraordinary general meeting of its shareholders (the “Second Extension Meeting”) to vote on another amendment to its amended and restated articles and memorandum of association to extend the deadline by which it has to complete an initial business combination from April 29, 2024 to April 29, 2025 (the “Second Extension”). In connection with the vote to approve the Extension, the holders of 2,683,126 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares outstanding. Following the approval, the Company will deposit $90,000 for each calendar month beginning on April 30, 2024 until April 29, 2025.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions.

On April 26, 2024, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) forty-two months after the closing of the Public Offering and (ii) the consummation of a Business Combination.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 13, 2023, by and among Pyrophyte Acquisition Corp., Sio Silica Corporation, Snowbank NewCo Alberta ULC and Sio Silica Incorporated. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on August 21, 2023).
3.2*	Amendment No. 1 to the Amended and Restated Memorandum and Articles of Association.
3.3	Amendment No. 2 to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
4.1	Warrant Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260041), filed with the SEC on October 14, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260041), filed with the SEC on October 14, 2021).
4.4	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company’s Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022).
10.1	Letter Agreement, dated October 26, 2021 by and among the Company, its executive officers and directors and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K, filed with the SEC on October 29, 2021).
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the company’s Form 8-K, filed with the SEC on October 29, 2021).
10.3	Registration Rights Agreement, dated October 26, 2021, by and among the Company, its executive officers and directors and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.3 to the company’s Form 8-K, filed with the SEC on October 29, 2021).
10.4	Private Placement Warrants Purchase Agreement, dated October 26, 2021, by and between the Company and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).
10.5	Administrative Services Agreement, dated October 26, 2021, by and between the Company and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).
10.6*	Amendment to Administrative Services Agreement, dated July 1, 2022, by and between the Company and Pyrophyte Acquisition LLC.
10.7	Securities Subscription Agreement between Pyrophyte Acquisition LLC and the Registrant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260041), filed with the SEC on October 5, 2021).
10.8	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260041), filed with the SEC on October 14, 2021).

10.9	Form of Subscription Agreement with Non-Insider PIPE Investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.10	Form of Subscription Agreement with Insider PIPE Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.11	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.12	Form of Lock-Up Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.13	Sponsor Support Agreement, dated as of November 13, 2023, by and among Pyrophyte Acquisition LLC, Pyrophyte Acquisition Corp., Sio Silica Corporation, Sio Silica Incorporated and the directors and officers of Pyrophyte Acquisition Corp (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.14	Promissory Note for Working Capital Loan, dated October 14, 2021, issued to Pyrophyte Acquisition LLC, (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-260041), filed with the SEC on October 14, 2021).
10.15*	Amended and Restated Convertible Promissory Note, dated April 1, 2024, between Pyrophyte Acquisition Corp. and Pyrophyte Acquisition LLC.
10.16	Second Amended and Restated Convertible Promissory Note, dated April 26, 2024, issued to Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
10.17	Promissory Note, dated April 26, 2024, issued to Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
10.18*	Amendment No. 1 to Investment Management Trust Agreement, dated as of April 24, 2024, by and between Pyrophyte Acquisition Corp. and Continental Stock Transfer & Trust Company.
24.1*	Power of Attorney (included in the signature page of this Annual Report).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 10.1)

*	Filed herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 24, 2024	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer

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

Name	Title	Date

/s/ Bernard J. Duroc-Danner	Chief Executive Officer and Chairman	May 24, 2024
Bernard J. Duroc-Danner	(Principal Executive Officer)

/s/ Sten Gustafson	Chief Financial Officer and Director	May 24, 2024
Sten Gustafson	(Principal Financial Officer)

/s/ Brian Guido Hassin	Director	May 24, 2024
Brian Guido Hassin

/s/ Per Hornung Pedersen	Director	May 24, 2024
Per Hornung Pedersen

/s/ Adam Pierce	Director	May 24, 2024
Adam Pierce