Form 10-Q
period 2024-03-31
Pyrophyte Acquisition Corp.
filed 2024-09-10
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of September 10, 2024, the Registrant had 11,321,961 Class A ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2024

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2024 (unaudited) and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29
PART II - OTHER INFORMATION		30
Item 1.	Legal Proceedings.	30
Item 1A.	Risk Factors.	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
Cash	$62	$1,253
Prepaid expenses	80,462	108,458
Extension contribution due from Sponsor	960,000	480,000
Total current assets	1,040,524	589,711
Cash (investments) held in Trust Account	100,516,407	98,870,109
Total Assets	$101,556,931	$99,459,820

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$846,726	$585,305
Promissory note - extension loan	960,000	960,000
Due to related party	40,000	25,000
Promissory note - working capital loan	746,742	723,322
Accrued expenses	330,393	281,839
Total current liabilities	2,923,861	2,575,466
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	606,563	1,617,500
Deferred legal fees	3,388,439	3,048,734
Total liabilities	15,362,616	15,685,450

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 8,973,837 shares at $11.30 and 11.06 per share at March 31, 2024 and December 31, 2023, respectively	101,376,407	99,250,100

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 issued and outstanding at March 31, 2024 and December 31, 2023 respectively (excluding 8,973,837 shares subject to possible redemption, respectively)	503	503
Additional paid-in capital	-	-
Accumulated deficit	(15,182,592)	(15,476,233)
Total shareholders’ deficit	(15,182,089)	(15,475,730)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$101,556,931	$99,459,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023

General and administrative expenses	$717,287	$432,765
Loss from operations	(717,287)	(432,765)
Change in fair value of derivative warrant liabilities	1,010,937	(909,844)
Gain on cash (investments) held in Trust Account	1,646,298	2,347,624
Net income	$1,939,948	$1,005,015
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	8,973,837	20,125,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.14	$0.04
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.14	$0.04

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares
	Class A
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2024	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,646,307	-	-	-	(1,646,307)	(1,646,307)
Net income	-	-	-	-	-	1,939,948	1,939,948
Balance as of March 31, 2024 (unaudited)	8,973,837	$101,376,407	5,031,250	$503	$-	$(15,182,592)	$(15,182,089)

For the three and nine months ended March 31, 2023

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares
	Class A
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Shareholders’ Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	5,031,250	$503	$-	$(11,043,551)	$(11,043,048)
Remeasurement of Class A ordinary shares to redemption value	-	2,347,624			-	(2,347,624)	(2,347,624)
Net income	-	-	-	-	-	1,005,015	1,005,015
Balance as of March 31, 2023 (unaudited)	20,125,000	$211,898,809	5,031,250	$503	$-	$(12,386,160)	$(12,385,657)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2024	FOR THE THREE MONTHS ENDED MARCH 31, 2023
Cash Flows from Operating Activities
Net income	$1,939,948	$1,005,015
Adjustments to reconcile net income to net cash used in operating activities:
Gain on cash (investments) held in Trust Account	(1,646,298)	(2,347,624)
Change in fair value of derivative warrant liabilities	(1,010,937)	909,844
Changes in operating assets and liabilities:
Prepaid expenses	27,996	87,318
Due from related party	15,000	21,000
Deferred legal fees	339,705	201,888
Accounts payable	261,421	7,510
Accrued expenses	48,554	102,335
Net cash used in investing activities	(24,611)	(12,714)
Cash Flows from Financing Activities
Proceeds from Promissory note – working capital loan	23,420	-
Net cash used in financing activities	23,420	-

Net decrease in cash	(1,191)	(12,714)
Cash - beginning of period	1,253	13,372
Cash - end of period	$62	$658

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,646,307	$2,347,624
Extension contribution due from Sponsor	$480,000	$-

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2024, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through March 31, 2024 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

On November 13, 2023, the Company, Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation formed solely for the purpose of engaging in the Sio Business Combination and that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of the Company (“Pyrophyte Newco”) entered into a business combination agreement (the “Sio Business Combination Agreement” and the transactions contemplated thereby, the “Sio Business Combination”) subject to terms and conditions.

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

The Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or similar agreement or Sio Business Combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.25 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the day of liquidation of the Trust Account, if less than $10.25 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriter of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). However, the Company has not asked the Sponsor to reserve for such indemnification obligations, nor has the Company independently verified whether the Sponsor has sufficient funds to satisfy its indemnity obligations. None of the Company’s officers or directors will indemnify the Company for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

First Extension Meeting

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (the “First Extended Date”) (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. Pursuant to the Extension Note, the Sponsor may convert the principal outstanding into warrants at $1.00 per warrant. Such warrants will be identical to the terms of the Private Placement Warrants. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining. In addition, on April 28, 2023, holders of 5,031,250 Class B ordinary shares elected to convert such shares into Class A ordinary shares on a one-for-one basis for no consideration.

The shareholders also approved a proposal to amend the Articles to permit the Company’s board of directors (the “Board”), in its sole discretion, to elect to wind up the Company’s operations on an earlier date than the Extended Date as determined by the Board and included in a public announcement. The shareholders also approved a proposal to amend the Articles to eliminate the limitation that the Company may not redeem public shares in an amount that would cause the Company’s net tangible assets to be less than $5,000,001 in connection with the Company’s initial business combination. The shareholders also approved a proposal to provide for the right of a holder of the Company’s Class B ordinary shares, par value $0.0001 per share (the “Class B ordinary shares”), to convert into Class A ordinary shares, par value $0.0001 per share, on a one-for-one basis prior to the closing of an initial business combination at the election of the holder. As of March 31, 2024, $960,000 has been drawn on the Extension Note and there were Trust Account deposits in connection with the Extension Note, totaling $960,000. As of March 31, 2024, there is an extension contribution due from Sponsor for $960,000 which was subsequently paid into the Trust Account by the Sponsor on April 22, 2024 (Note 9).

Sio Business Combination

On November 13, 2023, the Company entered into a Sio Business Combination Agreement with Sio, Sio Newco, and Pyrophyte Newco, pursuant to which, among other things and subject to the terms and conditions contained therein, (i) the Company will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and continue as an Alberta corporation in accordance with the applicable provisions of the Business Corporations Act (Alberta) (the “ABCA”) (such continuation, the “Domestication”), (ii) following the Domestication, Pyrophyte will amalgamate with Sio Newco (the “SPAC Amalgamation”), with Sio Newco surviving the SPAC Amalgamation (“Pubco”) in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”), and (iii) Sio and Pyrophyte Newco will amalgamate (the “Sio Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”), with Sio surviving the Sio Amalgamation as a wholly-owned subsidiary of Pubco and such entity will continue the business operations currently undertaken by Sio.

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

Sio Securityholder Support Agreements

In connection with the execution of the Sio Business Combination Agreement, on November 13, 2023, the Company, Sio, and certain securityholders of Sio entered into support agreements (the “Sio Securityholder Support Agreements”), pursuant to which, among other things, such shareholders agreed to vote (or cause to be voted) all of their Sio shares and other voting securities of Sio (“Subject Securities”) in favor of the special resolution of Sio shareholders in respect of the Plan of Arrangement, to be considered at Sio’s shareholders meeting to approve the Sio Business Combination. Additionally, such shareholders have agreed, among other things, not to, prior to the Closing, (a) transfer any of their Subject Securities (or enter into any agreement, arrangement or understanding in connection therewith other than pursuant to the Plan of Arrangement), subject to certain customary exceptions, or (b) enter into any voting arrangement that is inconsistent with the Sio Securityholder Support Agreements. Sio covenants in the Sio Business Combination Agreement that it will use commercially reasonable efforts to obtain Sio Securityholder Support Agreements from at least 66% of its shareholders as promptly as possible, but in any event, within five days of the execution date of the Sio Business Combination Agreement.

Liquidity and Capital Resources and Going Concern

As of March 31, 2024, the Company had $62 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

As a result of the above, in connection with the Company’s assessment of going concern considerations in accordance with ASC Subtopic 205-40, “Presentation of Financial Statements – Going Concern,” management has determined that the liquidity conditions and the proximity to liquidation date raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the fair value of the warrants.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2023.

The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, as of March 31, 2024. Snowbank NewCo Alberta ULC had no assets or liabilities as of March 31, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2024 and December 31, 2023, the Company had cash of $62 and $1,253, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of March 31, 2024 and December 31, 2023.

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

Cash (Investments) held in Trust Account

As of March 31, 2024, the funds in the Trust Account are now held in an interest-bearing deposit account. As of December 31, 2023, the assets held in the Trust Account were held in money market funds. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the consolidated balance sheets at fair value at the end of each reporting period. Interest or dividend income is included in gain on cash (investments) held in Trust Account in the accompanying condensed consolidated statements of income. The estimated fair values of investments held in Trust Account are determined using available market information.

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

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three months ended March 31, 2024 and 2023 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares for the three months ended March 31, 2024 and 2023 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows.

	For The Three Months Ended March 31, 2024	For The Three Months Ended March 31, 2023
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$1,243,032	$804,012

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	8,973,837	20,125,000
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.14	$0.04

Non-Redeemable Ordinary Shares
Numerator: Net income allocable to non-redeemable Ordinary Shares
Net income allocable to non-redeemable Ordinary Shares	$696,916	$201,003

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,031,250	20,125,000
Basic and diluted net income per share, non-redeemable ordinary shares	$0.14	$0.04

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2024 and December 31, 2023 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at January 1, 2023	20,125,000	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	—	6,963,304
Extension contribution due from Sponsor	—	480,000
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100
Extension contribution due from Sponsor	—	480,000
Remeasurement of Class A ordinary shares to redemption value	—	1,646,307
Class A ordinary shares subject to possible redemption at March 31, 2024	8,973,837	101,376,407

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

Fair Value of Financial Instruments

As of March 31, 2024 and December 31, 2023, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of March 31, 2024 and December 31, 2023, the fair value of the Public Warrants are valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. As of March 31, 2024 and December 31, 2023, the fair value of the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loan and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of March 31, 2024, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes. As of March 31, 2024 and December 31, 2023, $960,000 has been drawn on the Extension Loan. As of March 31, 2024 and December 31, 2023, $746,742 and $723,322 was outstanding on the Working Capital Loan, respectively.

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

Non-Redemption Agreements

In connection with the 58,570 Class A ordinary shares the Company agreed to transfer to the Investors on or promptly after the consummation of the Sio Business Combination pursuant to the Non-Redemption Agreement on November 13, 2023, the Company estimated the aggregate fair value of the 58,570 Class A ordinary shares attributable to the non-redeeming Pyrophyte shareholder to be $482,324 or a weighted average of $8.24 per share, which is estimated by taking into considerations the estimated probability of the consummation of consummating the Sio Business Combination. The fair value of the Class A ordinary shares to be issued to the non-redeeming shareholder was determined to be an offering cost in accordance with Staff Accounting Bulletin Topic 5A. In substance, the Company recognized the offering cost as a capital contribution to induce the shareholder not to redeem its Class A ordinary shares, with a corresponding charge to additional paid-in capital to recognize the fair value of the shares transferred as an offering cost.

Income Taxes

The Company accounts for income taxes under ASC 740, “Income Taxes” (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statements and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s unaudited condensed consolidated financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Recent Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Credit Losses - Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). ASU 2016-13 requires entities to use a forward-looking approach based on current expected credit losses (“CECL”) to estimate credit losses on certain types of financial instruments, including trade receivables. This may result in the earlier recognition of allowances for losses. ASU 2016-13 is effective for the Company beginning January 1, 2023, and the adoption did not have an impact on the unaudited condensed consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The Company is currently evaluating the impact of this guidance on the unaudited condensed consolidated financial statements and disclosures.

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

Convertible Promissory Notes

Promissory Note – Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (as amended and restated, the “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans bear no interest and would either be repaid upon consummation of an initial business combination or, at the Sponsor’s discretion. In addition, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the Company at a price of $1.00 per warrant. As of March 31, 2024 and December 31, 2023, the Company had $746,742 and $723,322 outstanding under the Working Capital Loans respectively.

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

In connection with the first Contribution, on May 4, 2023, the Company issued a convertible promissory note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). The convertible promissory note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination, or the liquidation of the Company. If the Company does not consummate an initial Business Combination by the Extended Date, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the convertible promissory note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2024 and December 31, 2023, the Sponsor has advanced $960,000 to the Company representing extension contribution through September 30, 2023. As of March 31, 2024, extension contribution of $960,000 was due from Sponsor.

The Company determined that the conversion option on the convertible promissory notes should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of March 31, 2024, and when the convertible promissory notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the convertible promissory note to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The Company incurred $15,000 for the three months ended March 31, 2024 and 2023 in Sponsor administrative fees.

For the three months ended March 31, 2024 and 2023, the Company reimbursed management $6,488 and $3,623, respectively, for expenses related to acquisition activities.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company has an outstanding balance of $40,000 and $25,000 respectively due to the Sponsor for administrative support services.

Extension Contribution Due from Sponsor

In connection with the Extension, the Sponsor is obligated to fund the Trust Account with $160,000 each month until April 30, 2024. As of March 31, 2024 and December 31, 2023, $960,000 and $480,000 respectively of extension contribution is due from Sponsor. On April 22, 2024, the Sponsor contributed $960,000 to the Company’s Trust Account for a total of $1.92 million commitment due under the arrangement (Note 9).

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the periods ended March 31, 2024 and December 31, 2023, there were no amounts incurred and accrued for Clean Energy.

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

Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $18.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants):

●	in whole and not in part;

●	at a price of $0.01 per warrant;

●	upon a minimum of 30 days’ prior written notice of redemption; and

●	if, and only if, the last reported sale price (the “closing price”) of Class A ordinary share equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments” in the Company’s Annual Report on Form 10-K) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Warrants” based on the redemption date and the “fair market value” of Class A ordinary share (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Warrants” in the Company’s annual report on Form 10-K; and;

●	if, and only if, the closing price of Class A ordinary share equals or exceeds $10.00 per public share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments” in the Company’s annual report on Form 10-K) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments” in the Company’s annual report on Form 10-K), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2024 and December 31, 2023, there were 5,031,250 Class A ordinary shares issued or outstanding (excluding 8,973,837 Class A ordinary shares subject to possible redemption), respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of March 31, 2024 and December 31, 2023, there were no Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3

Liabilities:
Public Warrants	$—	$301,875	$—
Private Placement Warrants	$—	$304,688	$—

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$98,870,109	$—	$—
Liabilities:
Public Warrants	$—	$805,000	$—
Private Placement Warrants	$—	$812,500	$—

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

Since fourth quarter of fiscal year 2023, the trading volume for the public warrants has significant reduced, as such the Company has reclassified the public warrants from Level 1 to Level 2 as of March 31, 2024 and December 31, 2023. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. The Company did not identify any other subsequent events, except as stated below, that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On April 1, 2024, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) thirty months after the closing of the Public Offering and (ii) the consummation of a Business Combination. The Company also increased the principal amount from $1,500,000 to $1,840,616.

On April 22, 2024, in connection with the Company extension arrangement, the Sponsor advanced $960,000 to the Company under the Extension Loan, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension.

On April 24, 2024, in order to align the Company’s investments held in the Trust Account, the Company entered into an amendment to the Trust Agreement to permit the Trustee to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation.

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

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of September 6, 2024, $180,000 has been drawn on this note.

On April 26, 2024, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) forty-two months after the closing of the Public Offering and (ii) the consummation of a Business Combination.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this Quarterly Report on Form 10-Q (the “Quarterly Report”) to “we,” “us,” “our,” the “Company” or “Pyrophyte” refer to Pyrophyte Acquisition Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Pyrophyte Acquisition LLC, a Delaware limited liability company. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company annual report for December 31, 2023 on Form 10-K filed with the SEC on May 24, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Upon the closing of the Initial Public Offering, the over-allotment and the Private Placement, $206,281,250 ($10.25 per unit) of the net proceeds of the sale of the Units in the Initial Public Offering, the over-allotment and the Private Placement were placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. Such proceeds were invested in United States government treasury bills with a maturity of 185 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, as determined by us, until February 2024, when the trustee liquidated such investments and moved the proceeds to an interest-bearing demand deposit account. The proceeds will be held in such account until the earlier of: (i) the completion of a business combination and (ii) the distribution of the Trust Account as described below.

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. As of March 31, 2024, $960,000 has been drawn on the Extension Note and there were Trust Account deposits in connection with the Extension Note, totaling $960,000. On April 22, 2024, the Company deposited $960,000 into the Trust Account, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension. Pursuant to the Extension Note, the Sponsor may convert the principal outstanding into Private Placement Warrants at $1.00 per warrant. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since February 12, 2021 (inception) have been organizational activities, the Initial Public Offering and identifying and evaluating a target company for an initial business combination and activities in connection with the Sio Business Combination. and those necessary to prepare for the Initial Public Offering. We have not generated any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest or dividend income on the investments held in the Trust Account. There has been no significant change in our financial or trading position and no material adverse change has occurred since the date of our unaudited condensed consolidated financial statements. Since the Initial Public Offering, we have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2024, we had a net income of $1,939,948, which consists of general and administrative expenses of $717,287, offset by a change in fair value of derivative warrant liabilities of $1,010,937 and a gain on investments held in Trust Account of $1,646,298.

For the three months ended March 31, 2023, we had a net income of $1,005,015, which consists of general and administrative expenses of $432,765 and a change in fair value of derivative warrant liabilities of $909,844, offset by a gain on investments held in Trust Account of $2,347,624.

Liquidity and Capital Resources

For the three months ended March 31, 2024, cash used in operating activities was $24,611. This was made up of a net income of $1,939,948, changes in operating assets and liabilities of $692,676, a decrease in fair value of derivative warrant liabilities of $1,010,937 and offset by a $1,646,298 gain on investments held in Trust Account.

For the three months ended March 31, 2023, cash used in operating activities was $12,714. This was made up of a net income of $1,005,015, changes in operating assets and liabilities of $420,051, an increase in fair value of derivative warrant liabilities of $909,844 and a $2,347,624 gain on marketable securities.

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

Going Concern Considerations

As of March 31, 2024, the Company had $62 in cash and no cash equivalents outside the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

The Company is a Special Purpose Acquisition Corporation with a currently scheduled liquidation date of April 29, 2025. There can be no assurance that the Company will be able to consummate an initial business combination by April 29, 2025 (or such date as such deadline may be extended). In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contractual Obligations

For the three months ended March 31, 2024 and 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team, which amount was decreased to $5,000 per month in July 2022. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. The Company incurred $15,000 for the three months ended March 31, 2024 and 2023, respectively, in Sponsor administrative fees.

Due to Related Party

As of March 31, 2024 and December 31, 2023, the Company has an outstanding balance of $40,000 and $25,000 respectively due to the Sponsor for administrative support services, respectively.

IPO Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (as amended and restated, the “IPO Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the IPO Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the IPO Working Capital Loans but no proceeds held in the Trust Account would be used to repay the IPO Working Capital Loans. The IPO Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such IPO Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. As of March 31,2024 and 2023, the Company had $746,742 and $0 outstanding under the IPO Working Capital Loans.

Extension Note

In connection with the First Extension Meeting, the Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per public share multiplied by the number of public shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 (each an “Extension Contribution”) until the earlier of (i) the completion of a business combination and (ii) the Company’s liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining. As of March 31, 2024, there were Trust Account deposits in connection with the extension loan, totaling $960,000. As of March 31, 2024, the Company had extension deposits of $960,000 due from Sponsor.

On May 4, 2023, we issued a convertible promissory note (the “Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor deposited the first Extension Contribution on April 30, 2023 into the Trust Account. In accordance with the terms of the Extension Note, the Sponsor may convert the principal outstanding thereunder into Private Placement Warrants at a price of $1.00 per warrant. If the Company does not consummate an initial business combination by the Extended Date, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of March 31, 2024, $960,000 has been drawn on the Note.

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

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three months ended March 31, 2024 and 2023 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the for the three months ended March 31, 2024 and 2023 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. There was zero trading volume of the Company’s public warrants on March 31, 2024, a level 2 measurement. The close price of the Public Warrant was used as the fair value of the Public Warrants as of March 31, 2024. The Private Placement Warrants have a make-whole provision in place, which will enable them to have a fair value similar to Public Warrants as of March 31, 2024.

Both the Extension Note and the IPO Working Capital Loan (together, the “Convertible Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of March 31, 2024, and when the Promissory Notes were drawn on. The Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes.

Investments held in Trust Account

Our portfolio of investments held in the Trust Account is money market funds solely comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof, until February 2024 when those investments were liquidated and funds moved into an interest-bearing demand deposit. The investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities are included in gain on investments held in Trust Account on the statements of income. The estimated fair values of investments held in the Trust Account are determined using available market information.

On April 24, 2024, the Company amended the Trust Agreement in order to align the Company’s investments held in the Trust Account to permit the Trustee to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the initial public offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

Recent Accounting Standards

Refer to Note 2 of the unaudited condensed consolidated financial statements.

JOBS Act

On April 5, 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was signed into law. The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” under the JOBS Act and are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We elected to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, our unaudited condensed consolidated financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

As an “emerging growth company,” we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the unaudited condensed consolidated financial statements (auditor discussion and analysis), and (iv) disclose comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five (5) years following the completion of our Public Offering or until we otherwise no longer qualify as an “emerging growth company.”

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

On April 24, 2024, in order to align the Company’s investments held in the Trust Account, the Company entered into an amendment to the Trust Agreement, to permit the Trustee to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation.

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

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of September 6, 2024, $180,000 has been drawn on this note.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, as of March 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 24, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibit Number	Description
3.1	Amendment to the Registrant’s Amended and Restated Memorandum and Articles of Association. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).

10.1	Promissory Note, dated as of April 26, 2024, issued to Pyrophyte Acquisition LLC. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024)

10.2	Second Amended and Restated Convertible Promissory Note, dated as of April 26, 2024, issued to Pyrophyte Acquisition LLC. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: September 10, 2024	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Bernard J. Duroc-Danner
	Name:	Bernard J. Duroc-Danner
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: September 10, 2024	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer and Director (Principal Financial Officer)