Form 10-Q
period 2024-09-30
Pyrophyte Acquisition Corp.
filed 2024-11-14
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

None.

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

As of November 14, 2024, the Registrant had 11,321,961 Class A ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2024

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Financial Statements	1
	Condensed Consolidated Balance Sheets as of September 30, 2024 (unaudited) and December 31, 2023	1
	Unaudited Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2024 and 2023	2
	Unaudited Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and nine months ended September 30, 2024 and 2023	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	4
	Notes to Unaudited Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	28

PART II - OTHER INFORMATION		29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2024	DECEMBER 31, 2023
	(Unaudited)
ASSETS
Cash	$2,184	$1,253
Prepaid expenses	37,963	108,458
Extension contribution due from Sponsor	360,000	480,000
Total current assets	400,147	589,711
Cash (Investments) held in Trust Account	72,860,418	98,870,109
Total Assets	$73,260,565	$99,459,820

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$600,183	$585,305
Promissory note - extension loan	2,100,000	960,000
Due to related party	120,000	25,000
Promissory note - working capital loan	1,476,742	723,322
Accrued expenses	345,835	281,839
Total current liabilities	4,642,760	2,575,466
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	1,213,125	1,617,500
Deferred legal fees	3,456,900	3,048,734
Total liabilities	17,756,535	15,685,450

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,290,711 and 8,973,837 shares at $11.62 and 11.06 per share at September 30, 2024 and December 31, 2023, respectively	73,120,418	99,250,100

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 issued and outstanding at September 30, 2024 and December 31, 2023 respectively (excluding 6,290,711 and 8,973,837 shares subject to possible redemption, respectively)	503	503
Additional paid-in capital	-	-
Accumulated deficit	(17,616,891)	(15,476,233)
Total shareholders’ deficit	(17,616,388)	(15,475,730)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$73,260,565	$99,459,820

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
General and administrative expenses	$275,154	$547,392	$1,405,024	$1,574,892
Loss from operations	(275,154)	(547,392)	(1,405,024)	(1,574,892)
Change in fair value of derivative warrant liabilities	(202,187)	683,395	404,375	202,188
Gain on cash (investments) held in Trust Account	776,421	1,226,102	3,290,543	4,723,284
Net income	$299,080	$1,362,105	$2,289,894	$3,350,580
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	6,290,711	8,973,837	7,426,633	13,589,520
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.10	$0.18	$0.18
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.03	$0.10	$0.18	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2024

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,646,307	-	-	-	(1,646,307)	(1,646,307)
Net income	-	-	-	-	-	1,939,948	1,939,948
Balance as of March 31, 2024 (unaudited)	8,973,837	$101,376,407	5,031,250	$503	$-	$(15,182,592)	$(15,182,089)

Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,047,824			-	(2,007,824)	(2,007,824)
Extension contribution due from Sponsor	-	90,000	-	-	-	-	-
Net income	-	-	-	-	-	50,866	50,866
Balance as of June 30, 2024 (unaudited)	6,290,711	$72,073,997	5,031,250	$503	$-	$(17,139,550)	$(17,139,047)

Remeasurement of Class A ordinary shares to redemption value	-	776,421			-	(776,421)	(776,421)
Extension contribution due from Sponsor	-	270,000	-	-	-	-	-
Net income	-	-	-	-	-	299,080	299,080
Balance as of September 30, 2024 (unaudited)	6,290,711	$73,120,418	5,031,250	$503	$-	$(17,616,891)	$(17,616,388)

For the three and nine months ended September 30, 2023

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	5,031,250	$503	$-	$(11,043,551)	$(11,043,048)
Remeasurement of Class A ordinary shares to redemption value	-	2,347,624			-	(2,347,624)	(2,347,624)
Net income	-	-	-	-	-	1,005,015	1,005,015
Balance as of March 31, 2023 (unaudited)	20,125,000	$211,898,809	5,031,250	$503	$-	$(12,386,160)	$(12,385,657)

Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)	-	-	-	-	-
Extension contribution due from Sponsor	-	320,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,309,557			-	(1,309,557)	(1,309,557)
Net income	-	-	-	-	-	983,460	983,460
Balance as of June 30, 2023 (unaudited)	8,973,837	$95,783,977	5,031,250	$503	$-	$(12,712,257)	$(12,711,754)

Remeasurement of Class A ordinary shares to redemption value	-	1,226,102			-	(1,546,102)	(1,546,102)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Net income	-	-	-	-	-	1,362,105	1,362,105
Balance as of September 30, 2023 (unaudited)	8,973,837	$97,490,079	5,031,250	$503	$-	$(12,896,254)	$(12,895,751)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2023
Cash Flows from Operating Activities
Net income	$2,289,894	$3,350,580
Adjustments to reconcile net income to net cash used in operating activities:
Gain on cash (investments) held in Trust Account	(3,290,543)	(4,723,284)
Change in fair value of derivative warrant liabilities	(404,375)	(202,188)
Changes in operating assets and liabilities:
Prepaid expenses	70,495	242,242
Deferred legal fees	408,166	712,625
Accounts payable	14,878	63,842
Due from related party	95,000	49,500
Accrued expenses	63,996	303,189
Net cash used in operating activities	(752,489)	(203,494)
Cash Flows from Investing Activities
Trust Account Withdrawal - redemption	30,440,234	117,744,389
Extension contribution deposit into Trust Account	(1,140,000)	(480,000)
Net cash provided by investing activities	29,300,234	117,264,389
Cash Flows from Financing Activities
Proceeds from issuance of ordinary shares to Sponsor	-	-
Redemption of Class A ordinary shares	(30,440,234)	(117,744,389)
Due to related party	-	15,000
Proceeds from Promissory note – working capital loan	753,420	480,000
Proceeds from Promissory note – extension loan	1,140,000	177,055
Net cash used in financing activities	(28,546,814)	(117,072,334)

Net increase (decrease) in cash	931	(11,439)
Cash - beginning of period	1,253	13,372
Cash - end of period	$2,184	$1,933

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$4,430,552	$5,203,283
Extension contribution due from Sponsor	$360,000	$480,000

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

As of September 30, 2024, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through September 30, 2024 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

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

As of September 30, 2024 and December 31, 2023, $2,100,000 and $960,000 respectively had been drawn on the Extension Notes and there were Trust Account deposits in connection with the Extension Notes, totaling $2,100,000.

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2024, the Company had $2,184 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

The financial information as of December 31, 2023 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. The interim results for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the year ending December 31, 2024 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, as of September 30, 2024. Snowbank NewCo Alberta ULC had no assets or liabilities as of September 30, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2024 and December 31, 2023, the Company had cash of $2,184 and $1,253, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of September 30, 2024 and December 31, 2023.

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

As of September 30, 2024, the funds in the Trust Account are now held in an interest-bearing deposit account. As of December 31, 2023, the assets held in the Trust Account are held in money market funds. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the consolidated balance sheets at fair value at the end of each reporting period. As of September 30, 2024, the Company investments held in Trust Account are invested in cash, due to the short-term nature cash approximates it fair value. Interest or dividend income is included in gain on cash (investments) held in Trust Account in the accompanying condensed consolidated statements of income. The estimated fair values of investments held in Trust Account prior to the liquidation of securities were determined using available market information.

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

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three and nine months ended September 30, 2024 and 2023 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares for the three and nine months ended September 30, 2024 and 2023 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows.

	For The Three Months Ended September 30, 2024	For The Three Months Ended September 30, 2023	For The Nine Months Ended September 30, 2024	For The Nine Months Ended September 30, 2023
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$166,175	$872,776	$1,365,096	$2,445,268

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A ordinary shares	6,290,711	8,973,837	7,426,633	13,589,520
Basic and diluted net income per share, Class A ordinary shares subject to possible redemption	$0.03	$0.10	$0.18	$0.18

Non-Redeemable Ordinary Shares
Numerator: Net income allocable to non-redeemable Ordinary Shares
Net income allocable to non-redeemable Ordinary Shares	$132,905	$489,329	$924,798	$905,312

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary shares	$0.03	$0.10	$0.18	$0.18

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

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2024 and December 31, 2023 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at January 1, 2023	20,125,000	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	—	6,963,304
Extension contribution due from Sponsor	—	480,000
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100
Extension contribution due from Sponsor	—	480,000
Remeasurement of Class A ordinary shares to redemption value	—	1,646,307
Class A ordinary shares subject to possible redemption at March 31, 2024	8,973,837	$101,376,407
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)
Extension contribution due from Sponsor	—	90,000
Remeasurement of Class A ordinary shares to redemption value	—	1,047,824
Class A ordinary shares subject to possible redemption at June 30, 2024	6,290,711	$72,073,997
Extension contribution due from Sponsor	—	270,000
Remeasurement of Class A ordinary shares to redemption value	—	776,421
Class A ordinary shares subject to possible redemption at September 30, 2024	6,290,711	73,120,418

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

Fair Value of Financial Instruments

As of September 30, 2024 and December 31, 2023, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the Public Warrants and Private Placement Warrants. As of September 30, 2024 and December 31, 2023, the fair value of the Public Warrants were valued based on the listed market price of the Public Warrants since they began trading on December 17, 2021. As of September 30, 2024 and December 31, 2023, the fair value of the Private Placement Warrants were measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loans and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. Although the exercise price of the underlying warrants was lesser than the closing price of the Company’s Class A ordinary shares as of September 30, 2024, the Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes. As of September 30, 2024 and December 31, 2023, $2,100,000 and $960,000 respectively had been drawn on the Extension Loans. As of September 30, 2024 and December 31, 2023, $1,476,742 and $723,322 were outstanding on the Working Capital Loan, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2024 and December 31, 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Convertible Promissory Notes

Promissory Note – Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (as amended and restated, the “Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans bear no interest and would either be repaid upon consummation of an initial business combination or, at the Sponsor’s discretion. In addition, up to $1,500,000 of such Working Capital Loans may be convertible into Private Placement Warrants of the Company at a price of $1.00 per warrant. As of September 30, 2024 and December 31, 2023, the Company had $1,476,742 and $723,322 outstanding under the Working Capital Loans respectively.

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

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of September 30, 2024, $180,000 has been drawn on this note.

As of September 30, 2024 and December 31, 2023, the Sponsor has advanced $2,100,000 and $960,000 respectively to the Company. As of September 30, 2024 and December 31, 2023, extension contributions of $360,000 and $480,000 respectively were due from Sponsor, which is not included in the outstanding balance of the extension loans.

The Company determined that the conversion option on the convertible promissory notes should be bifurcated and accounted for as a derivative in accordance with ASC 815. Although the exercise price of the underlying warrants was lesser than the closing price of the Company’s Class A ordinary shares as of September 30, 2024, the Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The agreement was amended again on September 25, 2024 with an effective date of May 1, 2024 to increase the fees from $5,000 to $15,000 per month. For the three months ended September 30, 2024 and 2023, the Company incurred $45,000 and $15,000 respectively in Sponsor administrative fees. The Company incurred $95,000 and $45,000 respectively for the nine months ended September 30, 2024 and 2023 in Sponsor administrative fees.

For the nine months ended September 30, 2024 and 2023, the Company reimbursed management $36,159 and $15,626, respectively, for expenses related to acquisition activities.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company has an outstanding balance of $120,000 and $25,000 respectively due to the Sponsor for administrative support services.

Extension Contribution Due from Sponsor

In connection with the First Extension and Second Extension, the Sponsor is obligated to fund the Trust Account (Note 1). As of September 30, 2024 and December 31, 2023, $360,000 and $480,000 respectively of extension contributions were due from Sponsor.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the periods ended September 30, 2024 and December 31, 2023, there were no amounts incurred and accrued for Clean Energy.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2024 and December 31, 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2024 and December 31, 2023, there were 5,031,250 Class A ordinary shares issued or outstanding (excluding 6,290,711 and 8,973,837 Class A ordinary shares subject to possible redemption), respectively.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of September 30, 2024 and December 31, 2023, there were no Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$—	$603,750	$—
Private Placement Warrants	$—	$609,375	$—

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

Since fourth quarter of fiscal year 2023, the trading volume for the public warrants has significantly reduced, as such the Company had reclassified the public warrants from Level 1 to Level 2 as of September 30, 2024 and December 31, 2023. The fair value of the Private Placement Warrants has subsequently been measured by reference to the trading price of the Public Warrants, which is considered to be a Level 2 fair value measurement.

Note 9 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Other than the below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

On October 29, 2024, the Company received notice from the New York Stock Exchange that it would suspend the listing of the Company’s Class A ordinary shares, Public Warrants and Units before market open on October 30, 2024 and commence delisting proceedings with respect to such securities because its Listed Company Manual does not permit a special purpose acquisition company, such as the Company, to remain listed for more than three years after the Company’s initial public offering. Following the suspension, the Company’s Class A ordinary shares, Public Warrants and Units began trading on the OTC Pink Marketplace under the symbols “PHYTF,” “PHYWF” and “PHYUF,” respectively.

On November 12, 2024, the Company entered into an amendment to the Sio Business Combination Agreement with Sio, Sio Newco and Pyrophyte Newco, pursuant to which the parties thereto agreed to extend the outside date from November 13, 2024 to December 31, 2024.

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

On April 24, 2023, we held the First Extension Meeting, pursuant to which our shareholders approved the First Extension, an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (or such earlier date as determined by our board of directors and included in a public announcement). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million. On May 4, 2023, we issued the First Extension Note to the Sponsor with a principal amount up to $1.92 million. As of September 30, 2024, the Note has been fully drawn and there were Trust Account deposits in connection with the First Extension Note, totaling $1.92 million. Pursuant to the First Extension Note, the Sponsor may convert the principal outstanding into Private Placement Warrants at $1.00 per warrant. As of September 30, 2024, the Sponsor did not elect to convert. In connection with the vote to approve the First Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining.

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

For the three months ended September 30, 2024, we had a net income of $299,080, which consists of general and administrative expenses of $275,154, change in fair value of derivative warrant liabilities of $202,187, offset by a gain on cash held in Trust Account of $776,421.

For the three months ended September 30, 2023, we had a net income of $1,362,105, which consists of general and administrative expenses of $547,392, offset by a change in fair value of derivative warrant liabilities of $683,395 and a gain on investments held in Trust Account of $1,226,102.

For the nine months ended September 30, 2024, we had a net income of $2,289,894, which consists of general and administrative expenses of $1,405,024, offset by a change in fair value of derivative warrant liabilities of $404,375 and a gain on cash and investments held in Trust Account of $3,290,543.

For the nine months ended September 30, 2023, we had a net income of $3,350,580, which consists of general and administrative expenses of $1,574,892 and a change in fair value of derivative warrant liabilities of $202,188, offset by a gain on investments held in Trust Account of $4,723,284.

Liquidity and Capital Resources

For the nine months ended September 30, 2024, cash used in operating activities was $752,489. This was made up of a net income of $2,289,894, changes in operating assets and liabilities of $652,535, offset by a decrease in fair value of derivative warrant liabilities of $404,375, and a $3,290,543 gain on cash and investments held in Trust Account.

For the nine months ended September 30, 2023, cash used in operating activities was $203,494. This was made up of a net income of $3,350,580, changes in operating assets and liabilities of $1,371,398, offset by a decrease in fair value of derivative warrant liabilities of $202,188, and a $4,723,284 gain on investments held in Trust Account.

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

Going Concern Considerations

As of September 30, 2024, the Company had $2,184 in cash and no cash equivalents outside the Trust Account. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

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

Commitments and Contractual Obligations

For the nine months ended September 30, 2024 and 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

The Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team, which amount was decreased to $5,000 per month in July 2022. The agreement was amended again on September 25, 2024 with an effective date of May 1, 2024 to increase the fees from $5,000 to $15,000 per month. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2024 and 2023, the Company incurred $45,000 and $15,000 respectively in Sponsor administrative fees. The Company incurred $95,000 and $45,000 for the nine months ended September 30, 2024 and 2023, respectively, in Sponsor administrative fees.

Due to Related Party

As of September 30, 2024 and December 31, 2023, the Company has an outstanding balance of $120,000 and $25,000 respectively due to the Sponsor for administrative support services, respectively.

IPO Working Capital Loan

The Sponsor has committed to loan us up to $1,500,000 for working capital loans (as amended and restated, the “IPO Working Capital Loan”). If the Company completes an initial business combination, the Company would repay the IPO Working Capital Loans out of the proceeds of the Trust Account released to the Company. In the event that an initial business combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the IPO Working Capital Loans but no proceeds held in the Trust Account would be used to repay the IPO Working Capital Loans. On April 1, 2024, the Company amended and restated the IPO Working Capital Loan to extend the maturity date thereunder to the earlier of (i) thirty (30) months after the closing of the Initial Public Offering and (ii) the consummation of a Business Combination. The Company also increased the principal amount from $1,500,000 to $1,840,616. On April 26, 2024, the Company further amended and restated the Working Capital Loan and extended the maturity date thereunder to the earlier of (i) forty-two (42) months after the closing of the Initial Public Offering and (ii) the effective date of a Business Combination. The IPO Working Capital Loans would either be repaid upon consummation of an initial business combination or, at the lender’s discretion, up to $1,500,000 of such IPO Working Capital Loans may be convertible into Private Placement Warrants of the post-initial business combination entity at a price of $1.00 per warrant. As of September 30, 2024 and December 31, 2023, the Company had $1,476,742 and $723,322 outstanding under the IPO Working Capital Loans.

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

On May 4, 2023, we issued the First Extension Note to the Sponsor with a principal amount up to $1.92 million. In accordance with the terms of the First Extension Note, the Sponsor may convert the principal outstanding thereunder into Private Placement Warrants at a price of $1.00 per warrant. If the Company does not consummate an initial business combination by the First Extended Date, the convertible promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of September 30, 2024, the Note has been fully drawn and has not been repaid. The Sponsor did not elect to convert into the Company’s Private Placement Warrants.

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

On April 26, 2024, in connection with the Second Extension Meeting, we issued a the Second Extension Note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. The terms of this note are similar to the First Extension Note. As of September 30, 2024, $180,000 has been drawn on this Second Extension Note.

As of September 30, 2024, there were Trust Account deposits in connection with the extension loans, totaling $2,100,000. As of September 30, 2024, the Company had extension deposits of $360,000 due from Sponsor.

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

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the three and nine months ended September 30, 2024 and 2023 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the for the three and nine months ended September 30, 2024 and 2023 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 Public Warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the Public Warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the Public Warrants after the detachment of the Public Warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. Since the fourth quarter of fiscal year 2023, the trading volume for the public warrants has significantly reduced, as such the Company had reclassified the public warrants from Level 1 to Level 2 as of September 30, 2024. The close price of the Public Warrant was used as the fair value of the Public Warrants as of September 30, 2024. The Private Placement Warrants have a make-whole provision in place, which will enable them to have a fair value similar to Public Warrants as of September 30, 2024.

Both the Extension Notes and the IPO Working Capital Loan (together, the “Convertible Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. Although the exercise price of the underlying warrants was lesser than the closing price of the Company’s Class A ordinary shares as of September 30, 2024, the Company believes that the likelihood of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes.

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

Recent Developments

On October 29, 2024, we received notice from the New York Stock Exchange that it would suspend the listing of the Class A ordinary shares, Public Warrants and Units before market open on October 30, 2024 and commence delisting proceedings with respect to such securities because its Listed Company Manual does not permit a special purpose acquisition company, such as the Company, to remain listed for more than three years after its initial public offering. Following the suspension, our Class A ordinary shares, Public Warrants and Units began trading on the OTC Pink Marketplace under the symbols “PHYTF,” “PHYWF” and “PHYUF,” respectively.

On November 12, 2024, we entered into an amendment to the Sio Business Combination Agreement with Sio, Sio Newco and Pyrophyte Newco, pursuant to which the parties thereto agreed to extend the outside date from November 13, 2024 to December 31, 2024.

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

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Quarterly Report, as of September 30, 2024, an evaluation was performed under the supervision and with the participation of our management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our CEO and CFO concluded that, as of September 30, 2024, our disclosure controls and procedures were not effective, due to the material weaknesses in our internal control over financial reporting as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2023. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Quarterly Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on May 24, 2024. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 12, 2024, we entered into an amendment to the Sio Business Combination Agreement with Sio, Sio Newco and Pyrophyte Newco, pursuant to which the parties thereto agreed to extend the outside date from November 13, 2024 to December 31, 2024. (“Amendment No. 1 to Sio BCA”), pursuant to which the parties thereto agreed to extend the outside date from November 13, 2024 to December 31, 2024.

The foregoing description of Amendment No. 1 to Sio BCA is qualified in its entirety by reference to the full text of Amendment No. 1 to Sio BCA, which is filed as Exhibit 2.1 to this Quarterly Report and is incorporated herein by reference.

Item 6. Exhibits.

Exhibit Number	Description
2.1*	Amendment No. 1 to Business Combination Agreement, dated as of November 12, 2024, by and among Pyrophyte Acquisition Corp., Sio Silica Corporation, Snowbank NewCo Alberta ULCA and Sio Silica Incorporated.

31.1*	Certification of Chief Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d) to 14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2024	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Bernard J. Duroc-Danner
	Name:	Bernard J. Duroc-Danner
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: November 14, 2024	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer and Director (Principal Financial Officer)