Form 10-K
period 2024-12-31
Pyrophyte Acquisition Corp.
filed 2026-02-19
CIK 1848756

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the registrant’s ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at June 30, 2025, computed by reference to the closing price for the ordinary shares on such date was approximately $17,879,797.

As of February 18, 2026, the Registrant had 6,545,204 Class A ordinary shares, $0.0001 par value per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this report may constitute “forward looking statements” for purposes of the federal securities laws. Our forward looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward looking statements, but the absence of these words does not mean that a statement is not forward looking. The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in this Annual Report on Form 10-K (this “Annual Report”). Forward looking statements in this Annual Report may include, for example, statements about:

●	our ability to complete our initial Business Combination (as defined herein) with Sio, or any other initial Business Combination;

●	our expectations around the performance of the prospective target business of businesses;

●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;

●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;

●	our potential ability to obtain additional financing to complete our initial Business Combination;

●	our pool of prospective target businesses;

●	the adverse impacts that events outside of our control, such as increased geopolitical unrest, significant outbreaks of infectious diseases (such as COVID-19) and increased volatility in the debt and equity markets, may have on our ability to consummate an initial Business Combination;

●	the ability of our officers and directors to generate a number of potential Business Combination opportunities;

●	our public securities’ potential liquidity and trading;

●	the lack of a market for our securities;

●	the use of proceeds not held in the Trust Account (as defined herein) or available to us from interest income on the Trust Account balance;

●	the Trust Account not being subject to claims of third parties; or

●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Unless otherwise stated, the Risk Factors described below do not assume the closing of the Sio Business Combination (as defined below). References to the term “initial business combination” in this section include the Sio Business Combination where context requires.

Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

●	None of the Sponsor, officers or directors has any experience with a blank check company or special purpose acquisition company in the past.

●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial business combination, and even if we hold a vote, holders of our Founder Shares (as defined below) will participate in such vote, which means we may complete our initial business combination even though a majority of our shareholders do not support such a combination.

●	Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash.

●	If we seek shareholder approval of our initial business combination, our Sponsor and members of our management team have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

●	The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

●	The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

●	The requirement that we consummate an initial business combination by the Extended Date (as defined below) may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

●	Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by events that are outside of our control, such as increased geopolitical unrest, pandemic outbreaks (such as COVID-19), and volatility in the debt and equity markets.

●	We may not be able to consummate an initial business combination within the Combination Period (as defined below), in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

●	If we seek shareholder approval of our initial business combination, the Sponsor, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants.

●	If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for submitting or tendering its shares, such shares may not be redeemed.

●	You will not have any rights or interests in funds from the Trust Account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

●	Our securities will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your securities.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report.

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

After the payment of underwriting discounts and commissions (excluding the deferred portion of up to $8,443,750 in underwriting discounts and commissions, which amount, as modified as described in the section entitled “Modifications to the Initial Public Offering Underwriter’s Deferred Discount”, is payable upon consummation of our initial business combination if consummated) and approximately $1,500,000 in expenses relating to the Public Offering, approximately $1,000,000 of the net proceeds of the Public Offering and Private Placement was not deposited into the Trust Account and was retained by us for working capital purposes. The net proceeds deposited into the Trust Account remains on deposit in the Trust Account earning interest. As of December 31, 2024, there was $73,782,674 in investments held in the Trust Account and $1,173 of cash held outside the Trust Account available for working capital purposes.

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a promissory note (the “First Extension Note”) to the Sponsor with a principal amount up to $1.92 million. Pursuant to the First Extension Note, the Sponsor may convert the outstanding principal into Private Placement Warrants at $1.00 per warrant. The Sponsor deposited the first Extension Contribution on April 30, 2023. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining.

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

On April 26, 2024, we held another extraordinary general meeting of shareholders (the “Second Extension Meeting”) to vote on an amendment to its Articles to further extend the date on which it had to consummate an initial business combination from April 29, 2024 to April 29, 2025. The shareholders voted to approve the amendment. The Sponsor agreed that if such amendment was approved and implemented, then it or its designee would deposit (the “Second Extension Contributions”) into the Trust Account as a loan $90,000 per month beginning on April 30, 2024 and ending on the earlier of (i) the Company’s liquidation, (ii) the consummation of an initial business combination and (iii) April 30, 2025. In connection with the Second Extension Meeting, holders of 2,683,126 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares remaining. On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a promissory note (the “Second Extension Note”) to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of December 31, 2024, $450,000 has been drawn on the Second Extension Note. As of December 31, 2024, there were deposits into the Trust Account in connection with the First Extension and Second Extension totaling $2,370,000.

Our Units, Class A ordinary shares and public warrants had been traded on the New York Stock Exchange (the “NYSE”) since our Initial Public Offering under the symbols “PHYT.U”, “PHYT” and “PHYT WS”, respectively. On October 30, 2024, the NYSE suspended the trading of our securities. The NYSE determined to suspend the trading of our securities because Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual do not permit a special purpose acquisition company, such as us, to remain listed for more than three years after the company’s initial public offering without completing an initial business combination. The Company has not completed an initial business combination before October 29, 2024, which is the three-year anniversary of the Initial Public Offering. Following the suspension of trading on the NYSE, our Units, Class A ordinary shares and public warrants began immediately trading over-the-counter market and are listed on the OTC Pink tier of the OTC Marketplace under the symbols “PHYTUF,” “PHYTF” and “PHYTWF,” respectively.

Proposed Business Combination with Sio Silica Corporation

On November 13, 2023, we entered into a business combination agreement (as amended, the “Sio Business Combination Agreement” and the transactions contemplated thereby, the “Sio Business Combination”) with Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of Pyrophyte (“Pyrophyte Newco”), pursuant to which, among other things and subject to the terms and conditions contained therein, (i) we will transfer by way of continuation from the Cayman Islands to Alberta in accordance with the Cayman Islands Companies Act (as revised) (the “Companies Act”) and continue as an Alberta corporation in accordance with the applicable provisions of the Business Corporations Act (Alberta) (the “ABCA”) (such continuation, the “Domestication”), (ii) following the Domestication, we will amalgamate with Sio Newco (the “SPAC Amalgamation”), with Sio Newco surviving the SPAC Amalgamation (“Pubco”) in accordance with the terms of a Plan of Arrangement (the “Plan of Arrangement”), and (iii) Sio and Pyrophyte Newco will amalgamate (the “Sio Amalgamation” and together with the SPAC Amalgamation, the “Amalgamations”), with Sio surviving the Sio Amalgamation as a wholly-owned subsidiary of Pubco and such entity will continue the business operations currently undertaken by Sio. Our board of directors has unanimously approved and declared advisable the Sio Business Combination and all the transaction documents therein and resolved to recommend approval of the Sio Business Combination Agreement and related matters by our shareholders.

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

On December 31, 2024, we entered into a second amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from December 31, 2024 to April 30, 2025.

Subsequently, on April 30, 2025, we entered into a third amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 30, 2025 to April 29, 2026.

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

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews and inspection of facilities, as applicable, as well as a review of financial and other information which will be made available to us. If we decide to move forward with a particular target, we will proceed to structure and negotiate the terms of the business combination transaction.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, the Sponsor, our directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law. However, other than as described elsewhere in this Annual Report, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. None of the funds in the Trust Account will be used to purchase shares or public warrants in such transactions. If they engage in such transactions, they will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. To the extent any such shares or public warrants are purchased by our Sponsor, directors, officers, advisors or their affiliates, such securities would be (a) purchased at a price no higher than the redemption price for the public shares, which as of December 31, 2024 was estimated to be $11.73 per share and (b) would not be (i) voted by the Sponsor, directors, officers, advisors or their respective affiliates or (ii) redeemable by the Sponsor, directors, officers, advisors or their respective affiliates. See the risk factor entitled “If we seek shareholder approval of our initial business combination, the Sponsor, directors, officers and their affiliates may elect to purchase shares or public warrants from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our Class A ordinary shares or public warrants” in Item 1A. Risk Factors for additional information.

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

Recent Developments

On April 25, 2025, we had an extraordinary general meeting of our shareholders (the “Third Extension Meeting”) to vote on another amendment to the Articles to extend the deadline by which we have to complete an initial business combination from April 29, 2025 to April 29, 2026 (the “Third Extension”). In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 4,776,757 public shares exercised their right to redeem their shares at a price of approximately $11.95 per share from the funds held in the Trust Account, leaving approximately $18.1 million in cash in the Trust Account after satisfaction of such redemptions. In connection with the Third Extension Meeting, the Sponsor agreed to loan us lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 and ending on the earlier of (i) the completion of a business combination and (ii) the date of the our liquidation in accordance with the terms of the Third Extension (the “Third Extension Contribution”), and on April 25, 2025, the Company issued a promissory note (the “Third Extension Note”, together with the First and Second Extension Notes, the “Extension Notes”) to the Sponsor in the amount of $1.5 million in connection with the Second Extension Contributions (as defined herein). The Third Extension Note will fund extension deposit of lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 until April 29, 2026.

In addition, on April 25, 2025, the Company amended and restated its previously issued unsecured amended and restated convertible promissory note (as so amended and restated, the “Working Capital Convertible Promissory Note”) with the Sponsor to (a) extend the Maturity Date (as defined below) thereunder from the earlier of (i) April 29, 2025 and (ii) the effective date of an initial business combination to the earlier of (i) the Extended Date and (ii) the effective date of an initial business combination (such earlier date, the “Maturity Date”) and (b) increase the amount in which the Company may borrow thereunder from $1,840,616 to $2,500,000. The Company may borrow under the Working Capital Convertible Promissory Note for ongoing expenses reasonably related to the business of the Company and the consummation of an initial business combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 outstanding under the Working Capital Convertible Promissory Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

In addition, in connection with the approval of the Third Extension at the Extraordinary Meeting, on April 25, 2025, the Company amended (the “Trust Agreement Amendment”) its Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), as trustee (as amended, the “Trust Agreement”), to clarify that if the Sponsor fails to make a Third Extension Contribution within 45 days after the date in which a Third Extension Contribution was required to be deposited into the Trust Account, then Continental will be entitled to liquidate the Trust Account and distribute the proceeds thereof to the public shareholders in accordance with the terms of the Trust Agreement.

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

Unless otherwise stated, the Risk Factors described below do not assume the closing of the Sio Business Combination. References to the term “initial business combination” in this section include the Sio Business Combination where context requires.

Risks Relating to our Search for, Consummation of, or Inability to Consummate, a Business Combination

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

Our Sponsor currently owns approximately 77% of our issued and outstanding ordinary shares. Our Sponsor and management team also may, from time to time, purchase Class A ordinary shares prior to our initial business combination. Our Articles provide that, if we seek shareholder approval of an initial business combination, such initial business combination will be approved if we receive an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the Company, including the Founder Shares. As a result, we would not need any outstanding public shares sold in the Initial Public Offering to be voted in favor of an initial business combination in order to have our initial business combination approved (assuming all outstanding shares are voted). Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our Sponsor and management team to vote in favor of our initial business combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial business combination.

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

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our Sponsor, directors, officers, advisors or their affiliates may purchase shares or public warrants in privately negotiated transactions or in the open market either prior to or following the closing of our initial business combination. There is no limit on the number of public shares and/or public warrants our Sponsor, directors, officers, advisors or their affiliates may purchase in such transactions, subject to compliance with applicable law. However, other than as previously disclosed, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our Sponsor, directors, officers, advisors and their affiliates were to purchase public shares from public shareholders, such purchases would be structured in compliance with the requirements of Rule 14e-5 under the Exchange Act including, in pertinent part, through adherence to the following:

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

If we are required to seek additional capital, we would need to borrow funds from the Sponsor, management team or other third parties to operate or may be forced to liquidate. Except for the committed Sponsor loans, neither the Sponsor, members of our management team nor any of their affiliates are under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the Trust Account or from funds released to us upon completion of our initial business combination. Up to $1,500,000 of such loans (which amount includes the committed Sponsor loans) may be convertible into Private Placement Warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than the Sponsor or an affiliate of the Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our Trust Account. If we have not completed our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the Trust Account. Consequently, our public shareholders may only receive an estimated $10.25 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements and numerous complex tax laws. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business, including our ability to negotiate and complete our initial business combination, and results of operations.

On January 24, 2024, the SEC adopted a series of new rules relating to special purpose acquisition companies or “SPACs” (the “SPAC Rules”) requiring, among other items, (i) additional disclosures relating to SPAC business combination transactions; (ii) additional disclosures relating to dilution and to conflicts of interest involving sponsors and their affiliates in both SPAC initial public offerings and de-SPAC transactions; (iii) the use of projections by SPACs in SEC filings in connection with proposed business combination transactions; and (iv) both the SPAC and the target company’s status as co-registrants on de-SPAC registration statements.

In addition, the SEC’s adopting release provided guidance describing circumstances in which a SPAC could become subject to regulation under the Investment Company Act, including its duration, asset composition, business purpose, and the activities of the SPAC and its management team in furtherance of such goals.

Compliance with the SPAC Rules and related guidance may increase the costs of and the time needed to negotiate and complete an initial business combination and may constrain the circumstances under which we could complete an initial business combination.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination or force us to abandon our efforts to complete an initial business combination, including the Sio Business Combination.

The SEC’s adopting release with respect to the SPAC Rules provided guidance describing the extent to which SPACs could become subject to regulation under the Investment Company Act and the regulations thereunder. Whether a SPAC is an investment company will be a question of facts and circumstances. If our facts and circumstances change over time, we will update our disclosure to reflect how those changes impact the risk that we may be considered to be operating as an unregistered investment company. We can give no assurance that a claim will not be made that we have been operating as an unregistered investment company.

If we are deemed to be an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), we may have to change our operations, wind down our operations, or register as an investment company under the Investment Company Act. Our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination.

●	In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading in securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not intend to spend a considerable amount of time actively managing the assets in the Trust Account for the primary purpose of achieving investment returns. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act. To this end, the proceeds held in the Trust Account may only be held as cash, including in demand deposit accounts at a bank, or invested in U.S. “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended business combination and may at any time be held as cash or cash items, including in demand deposit accounts at a bank. Pursuant to the Trust Agreement, the Trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. This offering is not intended for persons who are seeking a return on investments in government securities or investment securities. The Trust Account is intended as a holding place for funds pending the earliest to occur of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with an amendment of the Articles (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we have not consummated our initial business combination by the Extended Date or (B) with respect to any other provisions relating to shareholders’ rights or pre-initial business combination activity; or (iii) absent an initial business combination within the completion window, our return of the funds held in the Trust Account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act.

Further, under the subjective test of a “investment company” pursuant to Section 3(a)(1)(A) of the Investment Company Act, even if the funds deposited in the Trust Account were invested in the assets discussed above (U.S. government securities or money market funds registered under the Investment Company Act), such assets, other than cash, are “securities” for purposes of the Investment Company Act and, therefore, nevertheless, there is a risk that we could be deemed an unregistered investment company and subject to the Investment Company Act at any time.

In the adopting release for the SPAC Rules, the SEC provided guidance that a SPAC’s potential status as an “investment company” depends on a variety of factors, such as a SPAC’s duration, asset composition, business purpose and activities and “is a question of facts and circumstances” requiring individualized analysis. If we were deemed to be an unregistered investment company and subject to compliance with and regulation under the Investment Company Act, we would be subject to additional regulatory burdens and expenses for which we have not allotted funds. Unless we are able to modify our activities so that we would not be deemed an investment company, we would either register as an investment company or wind-down and abandon our efforts to complete a business combination and instead liquidate the Trust Account. As a result, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders and would be unable to realize the potential benefits of an initial business combination, including the possible appreciation of the combined company’s securities.

If we are unable to consummate our initial business combination by April 29, 2026, our public shareholders may be forced to wait beyond such date before redemption from our Trust Account.

If we are unable to consummate our initial business combination within 30 months of the Public Offering, the proceeds then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the Trust Account will be effected automatically by function of our Articles prior to any voluntary winding up. If we are required to wind-up, liquidate the Trust Account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond the April 29, 2026 outside date before the redemption proceeds of our Trust Account become available to them, and they receive the return of their pro rata portion of the proceeds from our Trust Account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

Pursuant to the registration rights agreement entered into at the Public Offering, our Sponsor and its permitted transferees can demand that we register the Founder Shares, Private Placement Warrants and the Class A ordinary shares issuable upon exercise of the Private Placement Warrants, and holders of warrants that may be issued upon conversion of IPO Working Capital Loans and the First Extension Note may demand that we register the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our Sponsor, holders of our Private Placement Warrants or holders of our IPO Working Capital Loans or the First Extension Note or their respective permitted transferees are registered.

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

Our Sponsor currently owns approximately 77% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our Articles. In addition, prior to the closing of our initial business combination, only holders of our Founder Shares will have the right to vote to continue the company in a jurisdiction outside the Cayman Islands (including any special resolution required to amend the constitutional documents of the Company or to adopt new constitutional documents of the Company, in each case, as a result of the Company approving a transfer by way of continuation in a jurisdiction outside the Cayman Islands). This provision of our Articles may only be amended by a special resolution passed by not less than 90% of our ordinary shares which are represented in person or by proxy and are voted at our general meeting. As a result, you will not have any influence over our continuation in a jurisdiction outside the Cayman Islands prior to our initial business combination.

If our Sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our Sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Annual Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors is and will be divided into three classes, each of which will generally serve for a term for three years with only one class of directors being appointed in each year. We may not hold an annual or extraordinary general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our Sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our Sponsor will continue to exert control at least until the completion of our initial business combination.

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

We are organized in the Cayman Islands. Our Sponsor is a Delaware limited liability company controlled by two managers, each of whom are U.S. citizens (Messrs. Duroc-Danner and Gustafson).

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

The net proceeds from the Public Offering and the Private Placement initially provided us with $197,837,500 that we may use to complete our initial business combination (after taking into account the $8,443,750 of deferred underwriting commissions being held in the Trust Account). After redemptions in connection with the Company’s first, second, and third extensions of its deadline to consummate an initial business combination, approximately $18.1 million remains in the Trust Account.

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

If we decide to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

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

In order to effectuate a business combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, special purpose acquisition companies have amended the definition of “business combination,” increased redemption thresholds and extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our Articles will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the Private Placement Warrants or any provision of the warrant agreement with respect to the Private Placement Warrants, 50% of the then outstanding Private Placement Warrants. In addition, our Articles require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our Articles (A) that would modify the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination by the Extended Date or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial business combination activity. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial business combination in order to effectuate our initial business combination.

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

Our Articles provide that any of its provisions related to pre-business combination activity (including the requirement to deposit proceeds of the Public Offering and the Private Placement into the Trust Account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the Company, and corresponding provisions of the trust agreement governing the release of funds from our Trust Account may be amended if approved by holders of 65% of our ordinary shares. Our Sponsor, which currently beneficially owns approximately 77% of our ordinary shares, will participate in any vote to amend our Articles and/or Trust Agreement and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our Articles which govern our pre-business combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our Articles.

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

If the cash portion of the purchase price for a target business exceeds the amount available from the Trust Account, net of amounts needed to satisfy any redemption by public shareholders, we may be required to seek additional financing to complete such proposed initial business combination, including the Sio Business Combination. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Further, we may be required to obtain additional financing in connection with the closing of our initial business combination for general corporate purposes, including for maintenance or expansion of operations of the post-transaction businesses, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, or to fund the purchase of other companies. If we have not completed our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the Trust Account that are available for distribution to public shareholders, and our warrants will expire worthless. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders are required to provide any financing to us in connection with or after our initial business combination.

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

None of the Sponsor, officers or directors have had experience with a blank check company or special purpose acquisition company in the past. Accordingly, you may not have sufficient information with which to evaluate their ability to identify and consummate a business combination using the proceeds of Public Offering. Our management’s lack of experience in operating a special purpose acquisition corporation could adversely affect our ability to consummate a business combination and could result in our not completing a business combination in the prescribed time frame.

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

Our management concluded that our internal control over financial reporting was not effective as of December 31, 2023 and each quarterly period thereafter, including as of December 31, 2024, because of an identified material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. In particular, our management concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained.

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

As of December 31, 2024, the Company had $1,173 in cash and no cash equivalents. As of December 31, 2023, the Company had $1,253 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial Business Combination is not consummated. The Company cannot assure that its plans to consummate an initial Business Combination will be successful.

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

Our securities will in all likelihood be thinly traded and as a result you may be unable to sell at or near ask prices or at all if you need to liquidate your securities.

On October 30, 2024, the NYSE suspended the trading of our Units, Class A ordinary shares and public warrants, and our securities are currently traded on the over-the-counter market and are listed on the OTC Pink tier of the OTC Marketplace under the symbols “PHYTUF”, “PHYTF” and “PHYTWF”, respectively. As a result of the delisting, we may face significant material adverse consequences, including:

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

We cannot give you any assurance that a broader or more active public trading market for our securities will develop or be sustained, or that any trading levels will be sustained.

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

Our Articles authorize the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share, and 1,000,000 preferred shares, par value $0.0001 per share. There are 188,678,039 and 20,000,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares concurrently with or immediately following the consummation of our initial business combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our Articles, including in certain circumstances in which we issue Class A ordinary shares or equity-linked securities related to our initial business combination. Immediately after the Public Offering, there will be no preferred shares issued and outstanding.

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

We issued warrants to purchase 10,062,500 of our Class A ordinary shares as part of the Units sold in the Public Offering and, simultaneously with the Public Offering, we issued in a Private Placement an aggregate of 10,156,250 Private Placement Warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share. In addition, the Sponsor may convert any of the IPO Working Capital Loans into up to an additional 1,500,000 Private Placement Warrants, at the price of $1.00 per warrant and it may also convert the First Extension Note into up to 1,920,000 Private Placement Warrants, at a price of $1.00 per warrant. To the extent we issue ordinary shares to effectuate a business combination transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and use outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants may make it more difficult to effectuate a business transaction or increase the cost of acquiring the target business.

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

We issued an aggregate of 20,218,750 warrants in connection with the Public Offering and Private Placement. We have accounted for these warrants as a warrant liability and record at fair value upon issuance any changes in fair value each period reported in earnings as determined by us based upon a valuation report obtained from our independent third party valuation firm. The impact of changes in fair value on earnings may have an adverse effect on the market price of our Class A ordinary shares. In addition, potential targets may prefer combining with a special purpose acquisition company that does not have warrants that are accounted for as a warrant liability, which may make it more difficult for us to consummate an initial business combination with a target business.

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

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

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

While the Sponsor has committed to loan us an aggregate of  $1,500,000 for working capital purposes at any time upon our request and $1.08 million to fund the Second Extension Contributions. We cannot provide any assurances that such funding will occur. We are an early-stage company without operating revenues or significant financial support. Accordingly, a failure by the Sponsor to fund such committed sponsor loans may impact our ability to obtain director and officer insurance on favorable terms, fund our activities or consummate an initial business combination.

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

The Excise Tax could be imposed on redemptions of our stock if we were to become a “covered corporation” in the future.

The Inflation Reduction Act of 2022, among other things, generally imposes 1% U.S. federal excise tax (the “Excise Tax”) on certain repurchases of stock by “covered corporations” (which include publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign (i.e., non-U.S.) corporations). The Excise Tax is imposed on the repurchasing corporation itself, not its stockholders from which the stock is repurchased. The amount of the Excise Tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the Excise Tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year (the “netting rule”). In addition, certain exceptions apply to the Excise Tax. The U.S. Department of the Treasury (the “Treasury”) has authority to provide regulations and other guidance to carry out, and prevent the abuse or avoidance of, the Excise Tax. On April 12, 2024, the Treasury issued proposed regulations on which taxpayers may rely until final Treasury regulations addressing the Excise Tax are published, which generally adopt (but in some respects expand or modify) the rules and guidance set forth in the 2023 IRS notice providing initial guidance regarding the application of the Excise Tax. On June 28, 2024, the Treasury finalized certain of the proposed regulations (those relating to procedures for reporting and paying the Excise Tax). The remaining regulations (largely relating to the computation of the Excise Tax) remain in proposed form. The Treasury intends to finalize these proposed regulations at a later date and, until such time, taxpayers may continue to rely on the proposed regulations. Although the 2023 IRS notice and proposed Treasury regulations clarify certain aspects of the Excise Tax, the interpretation and operation of certain other aspects of the Excise Tax remain unclear. There can be no assurance that final Treasury regulations will not adversely affect the accuracy of the below description of the Excise Tax considerations that may be applicable to us if we were to become a “covered corporation” in the future.

We are currently not a “covered corporation” for purposes of the Excise Tax. Accordingly, we generally would not be subject to the Excise Tax on a redemption of our stock, whether in connection with the consummation of our initial business combination or otherwise. If we were to become a “covered corporation” in the future, whether in connection with the consummation of our initial business combination with a U.S. company (including if we were to redomicile as a U.S. corporation in connection therewith) or otherwise, whether and to what extent we would be subject to the Excise Tax on a redemption of our stock would depend on a number of factors, including (i) whether the redemption is treated as a repurchase of stock for purposes of the Excise Tax, (ii) the fair market value of the redemption treated as a repurchase of stock, (iii) the structure of our initial business combination, (iv) the nature and amount of any “PIPE” or other equity issuances (whether in connection with our initial business combination or otherwise) issued within the same taxable year of a redemption treated as a repurchase of stock and (v) the content of forthcoming regulations and other guidance from the Treasury. As noted above, the Excise Tax would be payable by the repurchasing corporation, and not by the redeeming holder. The imposition of the Excise Tax on us as a result of redemptions by us could, however, reduce the amount of cash available to the target business in connection with our initial business combination, which could cause investors in our securities who do not redeem or the other shareholders of the combined company to economically bear the impact of such Excise Tax. However, we will not use the proceeds placed in the trust account, or the interest earned on the proceeds placed in the trust account, to pay for possible Excise Tax or any other fees or taxes that may be levied on us on any redemptions or stock buybacks by us pursuant to any current, pending or further rules or laws, including without limitation any Excise Tax, prior to release of such funds from the trust account following our initial business combination.

We identified material weaknesses in our internal control over financial reporting during the year ended December 31, 2024 related to our internal control over financial reporting. If we are unable to maintain an effective system of disclosure controls and procedures and internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and financial results.

In connection with the preparation and audit of our financial statements, material weaknesses were identified in our internal control over financial reporting as of December 31, 2024.

We experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2024, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Units, Class A ordinary shares and warrants are traded on the over-the-counter market and are listed on the OTC Pink tier of the OTC Marketplace under the symbols “PHYTUF”, “PHYTF” and “PHYTWF”, respectively.

Holders

As of December 31, 2024, there was one holder of record of our Units, two holders of record of our Class A ordinary shares and two holders of record of our warrants. The number of holders of record does not include a substantially greater number of “street name” holders or beneficial holders whose Units, Class A ordinary shares and warrants are held of record by banks, brokers and other financial institutions.

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

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (or such earlier date as determined by our board of directors and included in a public announcement) (the “Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the Extension, up to a maximum aggregate amount of $1.92 million (the “Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “First Extension Note”) to the Sponsor with a principal amount up to $1.92 million. Pursuant to the First Extension Note, the Sponsor may convert the outstanding principal into Private Placement Warrants at $1.00 per warrant. The Sponsor deposited the first Extension Contribution on April 30, 2023. On April 22, 2024, the Company deposited $960,000 into the Trust Account, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension. In connection with the vote to approve the Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining.

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

On April 24, 2024, we entered into an amendment to the Trust Agreement, to permit the Trustee to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. The Company then instructed the Trustee to liquidate the Trust Account and move the proceeds into an interest-bearing demand deposit account.

On April 26, 2024, we held another extraordinary general meeting of shareholders (the “Second Extension Meeting”) to vote on an amendment to its Articles to further extend the date on which we had to consummate an initial business combination from April 29, 2024 to April 29, 2025. The shareholders voted to approve the amendment. The Sponsor agreed that if such amendment was approved and implemented, then it or its designee would deposit (the “Second Extension Contributions”) into the Trust Account as a loan $90,000 per month beginning on April 30, 2024 and ending on the earlier of (i) the Company’s liquidation, (ii) the consummation of an initial business combination and (iii) April 30, 2025. In connection with the Second Extension Meeting, holders of 2,683,126 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares remaining. On April 26, 2024, in connection with the Second Extension Meeting, we issued a promissory note (the “Second Extension Note”) to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of December 31, 2024, $2,370,000 had been drawn on the First Extension Note and Second Extension Note and there were Trust Account deposits totaling $2,370,000.

On April 25, 2025, we had an extraordinary general meeting of our shareholders (the “Third Extension Meeting”) to vote on another amendment to the Articles to extend the deadline by which we have to complete an initial business combination from April 29, 2025 to April 29, 2026 (the “Third Extension”). In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 4,776,757 public shares exercised their right to redeem their shares at a price of approximately $11.95 per share from the funds held in the Trust Account, leaving approximately $18.1 million in cash in the Trust Account after satisfaction of such redemptions. In connection with the Third Extension Meeting, the Sponsor agreed to loan us lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 and ending on the earlier of (i) the completion of a business combination and (ii) the date of the our liquidation in accordance with the terms of the Third Extension (the “Third Extension Contribution”), and on April 25, 2025, the Company issued a promissory note (the “Third Extension Note”, together with the First and Second Extension Notes, the “Extension Notes”) to the Sponsor in the amount of $1.5 million in connection with the Second Extension Contributions. The Third Extension Note will fund extension deposit of the lesser of (i) $0.05 per Public Share or (ii) $150,000, for each calendar month beginning on April 30, 2025 until April 29, 2026.

Our Units, Class A ordinary shares and public warrants had been traded on the New York Stock Exchange (the “NYSE”) since our Initial Public Offering under the symbols “PHYT.U”, “PHYT” and “PHYT WS”, respectively. On October 30, 2024, the NYSE suspended the trading of our securities. The NYSE determined to suspend the trading of our securities because Sections 102.06e and 802.01B of the NYSE’s Listed Company Manual do not permit a special purpose acquisition company, such as us, to remain listed for more than three years after the company’s initial public offering without completing an initial business combination. The Company has not completed an initial business combination before October 29, 2024, which is the three-year anniversary of the Initial Public Offering. Following the suspension of trading on the NYSE, our Units, Class A ordinary shares and public warrants began immediately trading over-the-counter market and are listed on the OTC Pink tier of the OTC Marketplace under the symbols “PHYTUF,” “PHYTF” and “PHYTWF,” respectively.

Our management and our board of directors have broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the over-allotment and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a business combination.

If we have not completed our initial business combination by April 29, 2026, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Sponsor Support Agreement

Concurrently with the execution of the Sio Business Combination Agreement, the Sponsor entered into a letter agreement (the “Sponsor Support Agreement”) with Sio, Sio Newco, Pyrophyte and the directors and officers (or otherwise a part of the management team) of Pyrophyte, solely for purposes of amending certain of the terms of the letter agreement signed by them in connection with the Company’s Initial Public Offering, pursuant to which, among other things, the Sponsor agreed to vote all Class A ordinary shares, or any securities convertible into, exercisable or exchangeable for Class A ordinary shares, held by it or acquired after the date of the Sponsor Support Agreement (the “Covered Shares”) at the meeting of Pyrophyte shareholders to be held in connection with the Sio Business Combination in favor of the adoption and approval of the Sio Business Combination and each other proposal related to the Sio and not transfer any Covered Shares (other than Pubco Class A Common Shares issued upon exercise of any Private Placement Warrants held by the Sponsor) until the earlier of (A) one year after the Closing, (B) the first day the last sale price of Pubco Class A Common Shares equals or exceeds $12.00 per share for any 20 trading days within a 30-day trading period commencing at least 150 days after the Closing or (C) after the Closing, the date on which Pubco completes a liquidation, amalgamation, share exchange or similar transaction resulting in the shareholders of Pubco having the right to exchange their shares for consideration.

In addition, under the terms of the Sponsor Support Agreement, the Sponsor has agreed to subject up to 4,025,000 Class A ordinary shares (“Restricted Owned Shares”) to certain earn out restrictions, if and only to the extent such shares are used to obtain any additional PIPE Financing or other financing arrangements in connection with the consummation of the Sio Business Combination; provided that in no event shall the aggregate number of Restricted Owned Shares equal more than 4,025,000 Class A ordinary shares (the “Maximum Restricted Owned Shares”). If, prior to the Closing, the SPAC Proceeds are less than $70,000,000, then the number of Restricted Owned Shares will be adjusted pursuant to the terms of the Sponsor Support Agreement.

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

On December 31, 2024, we entered into a second amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from December 31, 2024 to April 30, 2025.

Subsequently, on April 30, 2025, we entered into a third amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 30, 2025 to April 29, 2026.

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

For the year ended December 31, 2024, we had a net income of $3,505,024, which consists of general and administrative expenses of $1,853,088 offset by a change in fair value of derivative warrant liabilities of $1,415,313 and a gain on investments held in Trust Account of $3,942,799.

For the year ended December 31, 2023, we had a net income of $2,530,622, which consists of general and administrative expenses of $3,371,589 and a change in fair value of derivative warrant liabilities of $101,094, offset by a gain on investments held in Trust Account of $6,003,305.

Liquidity and Capital Resources

For the year ended December 31, 2024, cash used in operating activities was $918,633. This was made up of a net income of $3,505,024, changes in operating assets and liabilities of $934,455, a change in fair value of warrant liabilities of $1,415,313 and a $3,942,799 gain on investments in trust.

For the year ended December 31, 2023, cash used in operating activities was $760,441. This was made up of a net income of $2,530,622, changes in operating assets and liabilities of $2,611,148, offset by a change in fair value of warrant liabilities of $101,094 and a $6,003,305 gain on investments held in Trust Account.

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

Going Concern Considerations

As of December 31, 2024, the Company had $1,173 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

The Company is a Special Purpose Acquisition Corporation with a currently scheduled liquidation date of April 29, 2026. There can be no assurance that the Company will be able to consummate an initial business combination by April 29, 2026 (or such date as such deadline may be extended). In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contractual Obligations

For the years ended December 31, 2024 and 2023, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

Pursuant to an administrative services agreement, the Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team (the “Administrative Services Agreement”). On July 1, 2022, the Company amended the Administrative Services Agreement to reduce the fee to $5,000 per month. On September 25, 2024, the Company further amended and restated the Administrative Services Agreement with the Sponsor, with an effective date of May 1, 2024, reinstating the monthly fee at $15,000 per month for office space and secretarial and administrative services as may be reasonably required by the Company. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. The Company incurred $140,000 and $60,000 for the years ended December 31, 2024 and 2023, respectively, in Sponsor administrative fees.

Due to Related Party

As of December 31, 2024 and 2023, the Company has an outstanding balance of $165,000 and $25,000 respectively due to the Sponsor under the Administrative Services Agreement, respectively.

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

On May 4, 2023, we issued a convertible promissory note (the “First Extension Note”) to the Sponsor with a principal amount up to $1.92 million. The Sponsor may convert the principal outstanding into Private Placement Warrants at $1.00 per warrant. The Sponsor deposited the first Extension Contribution on April 30, 2023 into the Trust Account. If the Company does not consummate an initial business combination by the Extended Date, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2023, $960,000 has been drawn on the First Extension Note.

On April 22, 2024, in connection with the Company extension arrangement, the Sponsor advanced $960,000 to the Company, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a Second Extension Note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. The Second Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination, (ii) the date of the Company’s liquidation and (iii) April 29, 2025. If the Company does not consummate an initial business combination by April 29, 2025, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024, $450,000 has been drawn on the Second Extension Note.

On April 25, 2025, the Company had an extraordinary general meeting of our shareholders (the “Third Extension Meeting”) to vote on another amendment to its Articles to extend the deadline by which it has to complete an initial business combination from April 29, 2025 to April 29, 2026 (the “Third Extension”). In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 4,776,757 public shares exercised their right to redeem their shares at a price of approximately $11.95 per share from the funds held in the Trust Account, leaving approximately $18.1 million in cash in the Trust Account after satisfaction of such redemptions. In connection with the Third Extension Meeting, the Sponsor agreed to loan us lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 and ending on the earlier of (i) the completion of a business combination and (ii) the date of the our liquidation in accordance with the terms of the Third Extension, up to a maximum aggregate amount of $1.5 million (the “Third Extension Contribution”), and on April 25, 2025, the Company issued a promissory note (the “Third Extension Note”, together with the First and Second Extension Notes, the “Extension Notes”) to the Sponsor in the amount of $1.5 million in connection with the Second Extension Contributions. The Third Extension Note will fund extension deposit of lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 until April 29, 2026.

As of December 31, 2024 and 2023, $2,370,000 and $960,000 respectively had been drawn on the Extension Notes and there were Trust Account deposits in connection with the Extension Notes, totaling $2,370,000.

Following December 31, 2024, the Company made an aggregate deposit of $1,314,258 in extension contributions.

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

On April 26, 2024, the Company further amended and restated the IPO Working Capital Loan to extend the maturity date thereunder to the earlier of (i) forty-two months after the closing of the Public Offering and (ii) the consummation of a Business Combination.

As of December 31, 2024 and 2023, the Company had $1,641,875 and $723,322 outstanding under the IPO Working Capital Loan.

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

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the year ended December 31, 2024 and 2023 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares or the for the year ended December 31, 2024 and 2023 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the public warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the public warrants after the detachment of the public warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. In the fourth quarter of fiscal year 2024, the Company’s public warrants were delisted from trading. As of December 31, 2024, the fair value of public warrants was value using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants which is also considered level 2 fair value instrument.

Both the First Extension Note and the IPO Working Capital Loan (together, the “Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. However, the exercise price of the underlying warrants was lesser than the closing price of the Company’s Class A ordinary shares as of December 31, 2024, and when the Promissory Notes were drawn on. The Company believes that the probability of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes.

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

Recent Accounting Standards

Reference is made to Note 2 to the consolidated financial statements.

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

Recent Developments

On April 25, 2025, we had our Third Extension Meeting. In addition to voting on the Third Extension, shareholders holding an aggregate of 4,776,757 public shares exercised their right to redeem their shares at a price of approximately $11.95 per share from the funds held in the Trust Account, leaving approximately $18.1 million in cash in the Trust Account after satisfaction of such redemptions. In connection with the Third Extension Meeting, the Sponsor agreed to loan us lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 and ending on the earlier of (i) the completion of a business combination and (ii) the date of the our liquidation in accordance with the terms of the Third Extension (the “Third Extension Contribution”), and on April 25, 2025, the Company issued the Third Extension Note to the Sponsor in the amount of $1.5 million in connection with the Second Extension Contributions. The Third Extension Note will fund extension deposit of lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 until April 29, 2026.

In addition, on April 25, 2025, the Company amended and restated its Working Capital Convertible Promissory Note with the Sponsor to (a) extend the Maturity Date thereunder from the earlier of (i) April 29, 2025 and (ii) the effective date of an initial business combination to the earlier of (i) the Extended Date and (ii) the effective date of an initial business combination and (b) increase the amount in which the Company may borrow thereunder from $1,840,616 to $2,500,000. The Company may borrow under the Working Capital Convertible Promissory Note for ongoing expenses reasonably related to the business of the Company and the consummation of an initial business combination. The Sponsor will have the option, at any time on or prior to the Maturity Date, to convert up to $1,500,000 outstanding under the Working Capital Convertible Promissory Note into warrants to purchase Class A ordinary shares at a conversion price of $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the private placement warrants sold concurrently with the Company’s initial public offering.

In addition, in connection with the approval of the Third Extension at the Extraordinary Meeting, on April 25, 2025, the Company amended its Trust Agreement to clarify that if the Sponsor fails to make a Third Extension Contribution within 45 days after the date in which a Third Extension Contribution was required to be deposited into the Trust Account, then Continental will be entitled to liquidate the Trust Account and distribute the proceeds thereof to the public shareholders in accordance with the terms of the Trust Agreement.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 8. Financial Statements and Supplementary Data.

Reference is made to pages F-1 through F-26 comprising a portion of this Annual Report.

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

In connection with the preparation of this Annual Report as of December 31, 2024, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, our disclosure controls and procedures were not effective as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result, we performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment and those criteria, management concluded that our internal control over financial reporting were not effective as of December 31, 2024.

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

ITEM 9B. Other Information.

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our directors and executive officers are as follows:

Name	Age	Position
Bernard J. Duroc-Danner	72	Chief Executive Officer and Chairman
Sten L. Gustafson	59	Chief Financial Officer and Director
Bryan Guido Hassin	46	Director
Per Hornung Pedersen	72	Director
Adam Pierce	47	Director

Dr. Bernard J. Duroc-Danner has been our Chief Executive Officer since March 2023 and has served as the chairman of our board of directors since October 2021. Mr. Duroc-Danner has also been the chief executive officer of Pyrophyte Acquisition Corp. II (NYSE: PAII) since May 2025 and served as the chairman of its board of directors since June 2025. Since 2018, Dr. Duroc-Danner co-founded, raised the seed and second round capital and co-managed the incubation of an energy sensing and artificial intelligence software company with applications in emissions control energy. In addition, Dr. Duroc-Danner has been involved in the planning of the development of a solar power generation and CO2 sequestration project as part of a broader energy project in the Eastern Hemisphere. Dr. Duroc-Danner currently serves as advisory director to the Energy Intelligence Group (EIG). As an internationally recognized energy executive, Dr. Duroc-Danner is well qualified to serve as chairman of our Board of Directors, having built two global market and industry leaders through hundreds of focused acquisitions around the world. Dr. Duroc-Danner started EVI, Inc. (NYSE: EVI), an oilfield service and equipment company in May 1987, for which he served as Chairman, President and CEO until he retired in 2016, and upon retirement was given the distinction of Chairman Emeritus of Weatherford, EVI’s successor company Dr. Duroc-Danner was a director for a number of many public companies with global operations. Prior to the startup of EVI, Dr. Duroc-Danner was a management consultant with Arthur D. Little in Boston working in the metals, minerals and power generating industry. Dr. Duroc-Danner received his MBA and a PhD degree from The Wharton School of the University of Pennsylvania. Dr. Duroc-Danner is qualified to serve on our board of directors because of his extensive operational and transactional experience in building companies around the globe.

Sten L. Gustafson has served as our Chief Financial Officer since March 30, 2023 and a director since February 12, 2021. In addition, Mr. Gustafson has served as Pyrophyte Acquisition Corp. II’s (NYSE: PAII) Chief Financial Officer since May 2025 and served on its board of directors since June 2025. Mr. Gustafson is a highly experienced energy service industry executive, investment banker, and corporate securities attorney. Since 2020, Mr. Gustafson has served an independent director for Western Rare Earths, the U.S. subsidiary of Australian rare earth mining company, American Rare Earths. From 2012 to 2014, Mr. Gustafson was Chief Executive Officer and Director of Era Group Inc. (previously NYSE: ERA), where he led the successful spin out of Era from Seacor Holdings in January 2013, generating record quarterly revenues every quarter during his tenure while meaningfully de-leveraging the balance sheet. From 2017 to 2018, Mr. Gustafson served as a member of the Founding Steering Committee created by the Public Investment Fund of Saudi Arabia to establish a private commercial helicopter operator (The Helicopter Company) in the Kingdom of Saudi Arabia. From 2017 to 2019, Mr. Gustafson served as a director at CHC Helicopter. From 2018 to 2024, Mr. Gustafson served as Chairman of the Board of Directors of the publicly traded Norwegian company, Golden Energy Offshore. Mr. Gustafson earned a B.A. in English from Rice University and earned a Juris Doctor from the University of Houston Law Center. Previously, Mr. Gustafson was our Chief Executive Officer from February 12, 2021 until March 29, 2023. With over 25 years of experience in the global energy sector, Mr. Gustafson is well qualified to serve on our board of directors, having advised on over 100 corporate transactions around the world for over $100 billion of transaction value.

Bryan Guido Hassin has served on our board of directors since October 2021. Mr. Hassin is a global energy technology entrepreneur and since October 2022 has been the Chief Executive Officer of DexMat and served as the Co-Founder & Chief Executive Officer of The Third Derivative, a joint venture between Rocky Mountain Institute and New Energy Nexus that is transforming the way that innovative startups, investment funds, and large corporations accelerate the energy transition by creating a global, vertically integrated engine for climate innovation between March 2020 and September 2022. Prior to Third Derivative, Mr. Hassin spent 20 years as a global energy technology entrepreneur and executive, founding, leading and scaling high-growth energy transition startups. Mr. Hassin is well qualified to act as a Director, having spent much of his career in the private sector raising venture capital, building and leading startup teams, scaling operations, and negotiating partnerships and acquisitions. Mr. Hassin received his MBA with Honors and Leadership Distinction from IMD in Lausanne, Switzerland. He has a Master’s in Computer Science and undergraduate degrees in Computer Science and Electrical and Computer Engineering from Rice University. Mr. Hassin is qualified to serve on our board of directors because of his long career in operating and advising energy transition companies, and the broad network of relationships in the sector that he has developed.

Per Hornung Pedersen has served on our board of directors since October 2021. In addition, Mr. Pedersen has served on the board of directors of Pyrophyte Acquisition Corp. II (NYSE: PAII) since June 2025. Since 2011, Mr. Pedersen has worked as an Independent Director and Industry Advisor in the renewable energy industry. Mr. Pedersen was the Chairman of PNE AG Germany, one of Europe’s largest project developers in onshore and offshore wind as well as solar from 2017 to 2024. Mr. Pedersen also serves as Independent Director in Suzlon Energy Ltd India (since 2015), and as Independent Director in Swire Renewables. Since 2017, Mr. Pedersen has served as a Senior Advisor to McKinsey. Since 2023, Mr. Pedersen also serves as a member of the advisory board of EQT ActionCore infrastructure investment in Tion AG. Mr. Pedersen also serves as a member of the Silbitz supervisory Board. Mr. Pedersen is well-qualified to serve on our board of directors as a highly experienced veteran in the renewable energy industry, with 25 years of experience as a senior executive as well as an independent director in leading global companies in the renewable energy industry across the value chain. Mr. Pedersen received his MBA with honors from Copenhagen Business School (University of Copenhagen) and holds a BSc in Finance and Accounting from Copenhagen Business School. Mr. Pedersen is qualified to serve on our board of directors because of his decades of operating experience in the renewable energy industry, particularly in Europe and Asia.

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

Number and Terms of Office of Officers and Directors

Our board of directors consists of five members and is divided into three classes with only one class of directors being elected in each year, and with each class (except for those directors elected prior to our first annual general meeting) serving a three-year term. The term of office of the first class of directors, consisting of Mr. Pedersen, will expire at our first annual general meeting. The term of office of the second class of directors, consisting of Messrs. Pierce and Hassin, will expire at the second annual general meeting. The term of office of the third class of directors, consisting of Messrs. Duroc-Danner and Gustafson, will expire at the third annual general meeting. There is no requirement under the Companies Act for us to hold annual or general meetings to appoint directors. See the risk factor entitled “We may not hold an annual general meeting of shareholders until after the consummation of our initial business combination, which could delay the opportunity for our shareholders to appoint directors” in Item 1A. Risk Factors for additional information.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our Articles.

Director Independence

Our board of directors has determined that each of Messrs. Hassin, Pedersen and Pierce is an “independent director” as defined in the applicable SEC rules. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Board Committees

Our board of directors has three standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. Both our audit committee and our compensation committee are composed solely of independent directors. Subject to phase-in rules, Rule 10A-3 of the Exchange Act requires that the audit committee of a listed company be comprised solely of independent directors. Each committee operates under a charter that was approved by our board and have the composition and responsibilities described below. The charter of each committee is available on our website.

Audit Committee

We established an audit committee of the board of directors. Messrs. Hassin, Pedersen and Pierce serve as members of our audit committee, and Mr. Pierce chairs the audit committee. Each of Messrs. Hassin, Pedersen and Pierce meet the independent director standard under Rule 10-A-3(b)(1) of the Exchange Act.

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

Notwithstanding the foregoing, as indicated above, other than the payment to the Sponsor of  $5,000 per month, or $15,000 per month since May 2024 for utilities and secretarial and administrative support and reimbursement of expenses, and the reimbursement of certain expenses relating to acquisition activities as discussed elsewhere in this Annual Report, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, independent legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by the SEC.

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

Code of Business Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Business Conduct and Ethics as an exhibit to our registration statement in connection with the Public Offering. You are able to review this document by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Business Conduct and Ethics and the charters of the committees of our board of directors will be provided without charge upon request from us in writing at 3262 Westheimer Road, Suite 706, Houston, Texas 77098 or by telephone at (281) 701-4234. If we make any amendments to our Code of Business Conduct and Ethics other than technical, administrative or other non-substantive amendments, or grant any waiver, including any implicit waiver, from a provision of the Code of Business Conduct and Ethics applicable to our principal executive officer, principal financial officer principal accounting officer or controller or persons performing similar functions requiring disclosure under applicable SEC rules, we will disclose the nature of such amendment or waiver on our website.

ITEM 11. EXECUTIVE COMPENSATION.

None of our officers or directors have received any cash compensation for services rendered to us. In 2024, we paid the Sponsor $5,000 per month from January to April and $15,000 per month from May to December for utilities, secretarial and administrative support services provided to members of our management team. Upon completion of our initial business combination or our liquidation, we will cease paying this monthly fee. In addition, the Sponsor, officers and directors, or any of their respective affiliates will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. For the year ended December 21, 2024 and for the year ended December 31, 2023, the Company reimbursed expenses to management in the amount of $103,585 and $21,205, respectively, these expenses are related to acquisition activities. Our audit committee will review on a quarterly basis all payments that were made to the Sponsor, officers or directors, or our or their affiliates. Any such payments prior to an initial business combination will be made from funds held outside the Trust Account. Other than quarterly audit committee review of such reimbursements, we do not expect to have any additional controls in place governing our reimbursement payments to our directors and officers for their out-of-pocket expenses incurred in connection with our activities on our behalf in connection with identifying and consummating an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the company to the Sponsor, officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of February 18, 2026, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;

●	each of our officers and directors; and

●	all of our officers and directors as a group.

The following table is based on 6,545,204 ordinary shares outstanding as of February 18, 2026, all of which were Class A ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Percentage of Outstanding Ordinary Shares
Directors and Officers
Bernard Duroc-Danner(3)	5,031,250	76.9%
Sten L. Gustafson(3)	5,031,250	76.9%
Bryan Guido Hassin	-	-
Per Hornung Pedersen	-	-
Adam Pierce	-	-
All officers and directors as a group (5 individuals)	5,031,250	76.9%
Holders of more than 5% of our outstanding ordinary shares
Pyrophyte Acquisition LLC(2)(3)	5,031,250	76.9%
Mizuho Financial Group, Inc. (4)	415,000	6.3%
First Trust Capital Management L.P. (5)	768,746	11.7%

(1)	Unless otherwise noted, the business address of each of our shareholders listed is 3262 Westheimer Road, Suite 706, Houston, TX, 77098.

(2)	Interests shown consist solely of Founder Shares.

(3)	Our Sponsor is managed by a board of managers consisting of Sten L. Gustafson and Bernard Duroc-Danner. Any action by the Sponsor with respect to our company or the Founder Shares, including voting and dispositive decisions, requires a majority vote of the managers of the board of managers. Each of Messrs. Gustafson and Duroc-Danner may be deemed to beneficially own the securities held by the Sponsor.

(4)	According to a Schedule 13G Mizuho Financial Group, Inc. filed with the SEC on November 13, 2025. Mizuho Financial Group, Inc., Mizuho Bank, Ltd. and Mizuho Americas LLC may be deemed to be indirect beneficial owners of the Class A Ordinary Shares reported, which are directly held by Mizuho Securities USA LLC, a wholly-owned subsidiary of the three aforementioned entities. The principal business address of Mizuho Financial Group, Inc. is 1-5-5, Otemachi, Chiyoda-ku, Tokyo, 100-8176, Japan.

(5)	According to a Schedule 13G filed with the SEC on February 14, 2024, interests shown are held by (i) First Trust Merger Arbitrage Fund (“VARBX”), a series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, (ii) First Trust Capital Management L.P. (“FTCM”), an investment adviser registered with the SEC that provides investment advisory services to, among others, (a) series of Investment Managers Series Trust II, an investment company registered under the Investment Company Act of 1940, specifically First Trust Multi-Strategy Fund and VARBX, (b) First Trust Alternative Opportunities Fund, an investment company registered under the Investment Company Act of 1940 and (c) Highland Capital Management Institutional Fund II, LLC, a Delaware limited liability company, (iii) First Trust Capital Solutions L.P., a Delaware limited liability partnership and control person of FTCM, and (iv) FTCS Sub GP LLC, a Delaware limited liability company and control person of FTCM. The address of the shareholder is 225 W. Wacker Drive, 21st Floor, Chicago, IL 60606.

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

Administrative Support Agreement

From the date of the Initial Public Offering until July 1, 2022 and pursuant to an administrative services agreement, the Company paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team (the “Administrative Services Agreement”), of which Mr. Major, our former Chief Financial Officer and Executive Vice President of Business Development was paid $10,000 per month. On July 1, 2022 the Company amended the Administrative Support Agreement to reduce the fee to $5,000 per month. On September 25, 2024, the Company further amended and restated the Administrative Services Agreement, with an effective date of May 1, 2024, reinstating the monthly fee at $15,000 per month for office space and secretarial and administrative services as may be reasonably required by the Company. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company had incurred and paid $140,000 and $60,000 for the years ended December 31, 2024 and 2023, in Sponsor administrative fees.

For the years ended December 31, 2024 and 2023, the Company reimbursed expenses to management in the amount of $103,585 and $21,205, respectively, these expenses are related to acquisition activities.

Registration Rights Agreement

The holders of Founder Shares, Private Placement Warrants and warrants that may be issued upon conversion of the IPO Working Capital Loans or the First Extension Note (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of the IPO Working Capital Loans and the First Extension Note) are entitled to registration rights pursuant to a registration rights agreement. The holders of these securities are entitled to make up to three demands, excluding short form demands, that we register such securities. These holders will be entitled to certain demand and “piggyback” registration rights. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

As of December 31, 2024 and 2023, the Company had $1,641,875 and $723,322 outstanding under the IPO Working Capital Loans.

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

On May 4, 2023, we issued a First Extension Note to the Sponsor with a principal amount up to $1.92 million. In accordance with the terms of the First Extension Note, the Sponsor may convert the principal outstanding thereunder into Private Placement Warrants at a price of $1.00 per warrant. The Sponsor deposited the first Extension Contribution on April 30, 2023 into the Trust Account. If the Company does not consummate an initial business combination by the Extended Date, the promissory note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. Upon maturity, the outstanding principal of the Note may be converted into warrants identical to the Private Placement Warrants, at a price of $1.00 per warrant, at the option of the Sponsor. As of December 31, 2023, $960,000 has been drawn on the First Extension Note.

On April 22, 2024, in connection with the Company extension arrangement, the Sponsor advanced $960,000 to the Company, which amount reflected the payment in full of the Company’s remaining commitment to make an aggregate of $1.92 million of cash contributions to the Trust Account in connection with the Extension.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a Second Extension Note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. The Second Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by April 29, 2026, the Second Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. As of December 31, 2024, $450,000 has been drawn on the Second Extension Note.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following is a summary of fees paid to CBIZ CPAs P.C. and Marcum LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit for our annual financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by CBIZ CPAs P.C. for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2024, totaled $185,700. The aggregate fees billed by Marcum LLP for audit fees, inclusive of required filings with the SEC, for the year ended December 31, 2023, totaled $208,275.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of the year end financial statements and are not reported under “Audit Fees.” For the years ended December 31, 2024 and 2023, CBIZ CPAs P.C. and Marcum LLP did not render such services.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. For the year ended December 31, 2024, the aggregate fees billed by CBIZ CPAs P.C. totaled $13,390 for rendering such services. For the year ended December 31, 2024, the aggregate fees billed by Marcum LLP totaled $12,360 for rendering such services.

All Other Fees. All other fees consist of fees billed for all other services. For the years ended December 31, 2024 and 2023, CBIZ CPAs P.C. and Marcum LLP did not render any of these other services.

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

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report:

(1)	Financial Statements:

Report of Independent Registered Public Accounting Firm (PCAOB ID #199)	F-2

Report of Independent Registered Public Accounting Firm (PCAOB ID #688)	F-3

Consolidated Balance Sheets as of December 31, 2024 and 2023	F-4

Consolidated Statements of Income for the years ended December 31, 2024 and 2023	F-5

Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the years ended December 31, 2024 and 2023	F-6

Consolidated Statements of Cash Flows for the years ended December 31, 2024 and 2023	F-7

Notes to Consolidated Financial Statements	F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Pyrophyte Acquisition Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Pyrophyte Acquisition Corp. (the “Company”) as of December 31, 2024, the related consolidated statement of income, consolidated statement of changes in ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for the year ended December 31, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 and Note 9 to the financial statements, the Company adopted ASU 2023-07, Segment Reporting (Topic 280) as of December 31, 2024. We also have audited the adjustments necessary to restate the 2023 segment information and to reflect the adoption of ASU 2023-07, Segment Reporting(Topic 280) to the 2023 segment information, as provided in Note 9. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review or apply any procedures to the 2023 financial statements of the Company other than with respect to theadjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2023 financial statements taken as a whole.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company is a Special Purpose Acquisition Corporation that was formed for the purpose of effectuating a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses or entities on or before April 29, 2026. The Company entered into business combination agreement with a business combination target on November 13, 2023; however the completion of this transaction is subject to the approval of the Company’s stockholders among other conditions. There is no assurance that the Company will obtain the necessary approvals, satisfy the required closing conditions, raise the additional capital it needs to fund its business operations, and complete the transaction prior to April 29, 2026, if at all. The Company also has no approved plan in place to extend the business combination deadline and fund operations for any period of time after April 29, 2026, in the event that it is unable to complete a business combination by that date. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provided a reasonable basis for our opinion.

/s/ CBIZ CPAs P.C.

CBIZ CPAs P.C.

We have served as the Company’s auditor since 2025.

New York, NY
February 18, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Pyrophyte Acquisition Corp.

Opinion on the Financial Statements

We have audited, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”) discussed in Notes 2 and 9 to the consolidated financial statements, the accompanying consolidated balance sheet of Pyrophyte Acquisition Corp. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, statement of changes in ordinary shares subject to possible redemption and shareholders’ deficit and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”) (the 2023 financial statements before the effects of the adjustments discussed in Notes 2 and 9 to the financial statements are not presented herein). In our opinion, the 2023 financial statements, before the effects of the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 9 to the financial statements, present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for the adoption of ASU 2023-07 discussed in Notes 2 and 9 to the financial statements, and accordingly, we do not express an opinion or any form of assurance about whether such adjustments are appropriate and have been properly applied. Those adjustments were audited by CBIZ CPAs P.C.

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

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor from 2021 to 2024.

New York, NY
May 24, 2024

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

ASSETS	DECEMBER 31, 2024	DECEMBER 31, 2023
Cash	$1,173	$1,253
Prepaid expenses	63,570	108,458
Other current asset	68,854	-
Extension contribution due from Sponsor	360,000	480,000
Total current assets	493,597	589,711
Cash (investments) held in Trust Account	73,782,674	98,870,109
Total Assets	$74,276,271	$99,459,820

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$659,769	$585,305
Convertible promissory note - extension loan	1,920,000	960,000
Promissory note - extension loan	450,000	-
Convertible promissory note - working capital loan	1,500,000	723,322
Promissory note - working capital loan	141,875	-
Due to related party	165,000	25,000
Accrued expenses	192,200	281,839
Total current liabilities	5,028,844	2,575,466
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	202,187	1,617,500
Deferred legal fees	3,882,330	3,048,734
Total liabilities	17,557,111	15,685,450

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,290,711 and 8,973,837 shares at $11.77 and 11.06 per share at December 31, 2024 and December 31, 2023, respectively	74,042,674	99,250,100

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 issued and outstanding at December 31, 2024 and 2023 respectively (excluding 6,290,711 and 8,973,837 ordinary shares subject to possible redemption, respectively)	503	503
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at December 31, 2024 and 2023 respectively	-	-
Accumulated deficit	(17,324,017)	(15,476,233)
Total shareholders’ deficit	(17,323,514)	(15,475,730)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$74,276,271	$99,459,820

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF INCOME

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
General and administrative expenses	$1,853,088	$3,371,589
Loss from operations	(1,853,088)	(3,371,589)
Change in fair value of derivative warrant liabilities	1,415,313	(101,094)
Gain on cash (investments) held in Trust Account	3,942,799	6,003,305
Net income	$3,505,024	$2,530,622
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	7,141,101	12,426,115
Basic and diluted net income per share, Class A subject to possible redemption	$0.29	$0.14
Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250
Basic and diluted net income per share, Class A non-redeemable ordinary shares	$0.29	$0.14

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the year ended December 31, 2024

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)
Conversion of Class B ordinary shares to Class A ordinary shares	-	-	-	-	-	-	-
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	4,872,808	-	-	-	(5,352,808)	(5,352,808)
Extension contribution due from Sponsor	-	360,000	-	-	-	-	-
Net income	-	-	-	-	-	3,505,024	3,505,024
Balance as of December 31, 2024	6,290,711	$74,042,674	5,031,250	$503	$-	$(17,324,017)	$(17,323,514)

For the year ended December 31, 2023

	Ordinary Shares Subject to Possible Redemption		Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2023	20,125,000	$209,551,185	5,031,250	$503	$-	$(11,043,551)	$(11,043,048)
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)	-	-	-	-	-
Capital contribution made for non-redemption agreement					482,324
Cost of raising capital related to shareholder non-redemption agreements					(482,324)
Remeasurement of Class A ordinary shares to redemption value	-	6,963,304	-	-	-	(6,963,304)	(6,963,304)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Net income	-		-	-	-	2,530,622	2,530,622
Balance as of December 31, 2023	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Cash Flows from Operating Activities
Net income	$3,505,024	$2,530,622
Adjustments to reconcile net income to net cash used in operating activities:
Gain on cash (investments) held in Trust Account	(3,942,799)	(6,003,305)
Change in fair value of derivative warrant liabilities	(1,415,313)	101,094
Changes in operating assets and liabilities:
Prepaid expenses	44,888	189,964
Other current assets	(68,854)	49,500
Accounts payable	74,464	585,305
Due to related party	140,000	25,000
Deferred legal fees	833,596	1,726,560
Accrued expenses	(89,639)	59,819
Net cash used in operating activities	(918,633)	(735,441)
Cash Flows from Investing Activities
Extension contribution deposit into the Trust Account	(1,410,000)	(960,000)
Trust Account withdrawal - redemption	30,440,234	117,744,389
Net cash provided by investing activities	29,030,234	116,784,389
Cash Flows from Financing Activities
Proceeds from Promissory note – working capital loan	918,553	723,322
Proceeds from Promissory note – extension loan	1,410,000	960,000
Redemption of Class A ordinary shares	(30,440,234)	(117,744,389)
Net cash used in financing activities	(28,111,681)	(116,061,067)

Net decrease in cash	(80)	(12,119)
Cash - beginning of period	1,253	13,372
Cash - end of period	$1,173	$1,253

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A shares to redemption value	$4,872,808	$6,963,304
Extension contribution due from Sponsor	$360,000	$480,000

The accompanying notes are an integral part of these financial statements.

PYROPHYTE ACQUISITION CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

As of December 31, 2024, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through December 31, 2024 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

On November 13, 2023, the Company, Sio Silica Corporation, an Alberta corporation (“Sio”), Sio Silica Incorporated, a newly-formed Alberta corporation formed solely for the purpose of engaging in the Sio Business Combination and that is wholly owned by Feisal Somji, a nominee (“Nominee”) of Sio (“Sio Newco”), and Snowbank NewCo Alberta ULC, an Alberta unlimited liability corporation and wholly-owned subsidiary of the Company (“Pyrophyte Newco”) entered into a business combination agreement (as amended, the “Sio Business Combination Agreement” and the transactions contemplated thereby, the “Sio Business Combination”) subject to terms and conditions.

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

If the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Company’s amended and restated memorandum and articles of association (as amended, the “Articles”) provides that, a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from seeking redemption rights with respect to 15% or more of the Public Shares without the Company’s prior written consent.

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

If the Company is unable to complete a Business Combination by the April 29, 2026 (“Extended Date”) as approved at the Third Extension Meeting on April 25, 2025, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividend earned on the funds held in the Trust Account, which interest or dividend shall be net of taxes payable and $100,000 of interest or dividend to pay dissolution expenses, divided by the number of then outstanding public shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.25).

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

First Extension Meeting

On April 24, 2023, we held an extraordinary general meeting of shareholders (the “First Extension Meeting”), pursuant to which our shareholders approved an amendment to the Articles to extend the date by which the Company must complete initial business combination from April 29, 2023 to April 29, 2024 (the “First Extended Date”) (or such earlier date as determined by our board of directors and included in a public announcement) (the “First Extension”). In connection therewith, the Sponsor agreed to loan us $160,000 for each calendar month beginning on April 30, 2023 and ending on the earlier of the completion of a business combination or the date of the our liquidation in accordance with the terms of the First Extension, up to a maximum aggregate amount of $1.92 million (the “First Extension Contribution”). On May 4, 2023, we issued a convertible promissory note (the “First Extension Note”) to the Sponsor with a principal amount up to $1.92 million. Pursuant to the First Extension Note, the Sponsor may convert the outstanding principal into Private Placement Warrants at $1.00 per warrant. In connection with the vote to approve the First Extension, the holders of 11,151,163 Class A ordinary shares properly exercised their right to redeem their shares for cash at a redemption price of approximately $10.56 per share, for an aggregate redemption amount of approximately $118 million, resulting in 8,973,837 public shares remaining. In addition, on April 28, 2023, holders of 5,031,250 Class B ordinary shares elected to convert such shares into Class A ordinary shares on a one-for-one basis for no consideration.

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

Second Extension Meeting

On April 26, 2024, the Company had an extraordinary general meeting of our shareholders (the “Second Extension Meeting”) to vote on another amendment to its Articles to extend the deadline by which it has to complete an initial business combination from April 29, 2024 to April 29, 2025 (the “Second Extension”). In connection with the vote to approve the Second Extension, the holders of 2,683,126 public shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares outstanding. In connection with the Second Extension Meeting, the Sponsor agreed to loan us $90,000 for each calendar month beginning on April 30, 2024 and ending on the earlier of (i) the completion of a business combination, (ii) the date of the our liquidation in accordance with the terms of the Second Extension and (iii) April 29, 2025, up to a maximum aggregate amount of $1.08 million (the “Second Extension Contribution”), and on April 26, 2024, the Company issued a promissory note (the “Second Extension Note”, together with the First Extension Note, the “Extension Notes”) to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. The Second Extension Note will fund extension deposit of $90,000 for each calendar month beginning on April 30, 2024 until April 29, 2025.

Third Extension Meeting

On April 25, 2025, the Company had an extraordinary general meeting of our shareholders (the “Third Extension Meeting”) to vote on another amendment to its Articles to extend the deadline by which it has to complete an initial business combination from April 29, 2025 to April 29, 2026 (the “Third Extension”). In connection with the Extraordinary General Meeting, shareholders holding an aggregate of 4,776,757 public shares exercised their right to redeem their shares at a price of approximately $11.95 per share from the funds held in the Trust Account, leaving approximately $18.1 million in cash in the Trust Account after satisfaction of such redemptions. In connection with the Third Extension Meeting, the Sponsor agreed to loan us lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 and ending on the earlier of (i) the completion of a business combination, and (ii) the date of the our liquidation in accordance with the terms “Third Extension Contribution”), and on April 25, 2025, the Company issued a promissory note (the “Third Extension Note”, together with the First and Second Extension Notes, the “Extension Notes”) to the Sponsor in the amount of $1.5 million in connection with the Third Extension Contributions. The Third Extension Note will fund extension deposit of the lesser of (i) $0.05 per Public Share or (ii) $150,000 for each calendar month beginning on April 30, 2025 until April 29, 2026.

As of December 31, 2024 and 2023, $2,370,000 and $960,000 respectively had been drawn on the Extension Notes and there were Trust Account deposits in connection with the Extension Notes, totaling $2,370,000.

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

On December 31, 2024, we entered into a second amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from December 31, 2024 to April 30, 2025.

Subsequently, on April 30, 2025, we entered into a third amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 30, 2025 to April 29, 2026.

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

Liquidity and Capital Resources and Going Concern

As of December 31, 2024, the Company had $1,173 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, As of December 31, 2024. Snowbank NewCo Alberta ULC had no assets or liabilities As of December 31, 2024. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of December 31, 2024 and 2023, the Company had cash of $1,173 and $1,253, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of December 31, 2024 and 2023.

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

As of December 31, 2024, the funds in the Trust Account are now held in an interest-bearing deposit account. As of December 31, 2023, the assets held in the Trust Account were held in money market funds. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the consolidated balance sheets at fair value at the end of each reporting period. As of December 31, 2024, the Company investments held in Trust Account are invested in cash, due to the short-term nature cash approximates it fair value. Interest or dividend income is included in gain on cash (investments) held in Trust Account in the accompanying consolidated statements of income. The estimated fair values of investments held in Trust Account prior to the liquidation of securities were determined using available market information.

In addition, in connection with the approval of the Extension Amendment at the Extraordinary Meeting, on April 25, 2025, the Company amended (the “Trust Agreement Amendment”) its Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company (“Continental”), as trustee (as amended, the “Trust Agreement”), to clarify that if the Sponsor fails to make a Third Extension Contribution within 45 days after the date in which a Third Extension Contribution was required to be deposited into the Trust Account, then Continental will be entitled to liquidate the Trust Account and distribute the proceeds thereof to the public shareholders in accordance with the terms of the Trust Agreement.

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

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net income to redeemable Class A ordinary shares for the years ended December 31, 2024 and 2023 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net income to non-redeemable ordinary shares for the years ended December 31, 2024 and 2023 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net income per ordinary share is as follows.

	For The Year Ended December 31, 2024	For The Year Ended December 31, 2023
Redeemable Class A Ordinary Shares
Numerator: Net income allocable to Redeemable Class A Ordinary Shares	$2,056,277	$1,801,291

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares	7,141,101	12,426,115
Basic and diluted net income per share, Class A subject to possible redemption	$0.29	$0.14

Non-Redeemable Ordinary Shares
Numerator: Net income allocable to non-redeemable Class A Ordinary Shares
Net income allocable to non-redeemable Class A Ordinary Shares	$1,448,747	$729,331

Denominator: Weighted Average Non-Redeemable Class A Ordinary Shares	5,031,250	5,031,250
Basic and diluted net income per share, non-redeemable ordinary share	$0.29	$0.14

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

The reconciliation of Class A ordinary shares subject to possible redemption as of December 31, 2024 and 2023 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at January 1, 2023	20,125,000	$209,551,185
Remeasurement of Class A ordinary shares to redemption value	—	6,963,304
Extension contribution due from Sponsor	—	480,000
Redemption of Class A ordinary shares	(11,151,163)	(117,744,389)
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100
Extension contribution due from Sponsor	—	360,000
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)
Remeasurement of Class A ordinary shares to redemption value	—	4,872,808
Class A ordinary shares subject to possible redemption at December 31, 2024	6,290,711	74,042,674

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

Fair Value of Financial Instruments

As of December 31, 2024 and 2023, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the public warrants and Private Placement Warrants. As of December 31, 2024, the fair value of public warrants was valued using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants which is also considered level 2 fair value instrument. As of December 31, 2023, the fair value of the public warrants were valued based on the listed market price of the public warrants since they began trading on December 17, 2021 and the fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loans and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. Since the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of December 31, 2024, the Company believes that the probability of the Sponsor’s exercise of the option to convert the Promissory Notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option on the Promissory Notes. As of December 31, 2024 and 2023, $2,370,000 and $960,000 respectively had been drawn on the Extension Loans. As of December 31, 2024 and 2023, $1,641,875 and $723,322 were outstanding on the Working Capital Loan, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of December 31, 2024 and 2023. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Risk and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and the Israel-Hamas conflict. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance to Ukraine and to Israel, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and the escalation of the Israel-Hamas conflict and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, Israel and its neighboring states and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, the escalation of the Israel-Hamas conflict and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

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

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 for the year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The adoption of this ASU did not have an impact on the Company’s consolidated financial statements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Promissory Notes

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

On April 25, 2025, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) maturity date of April 29, 2026 or (ii) the consummation of a Business Combination. The Company also increased the principal amount from $1,840,616 to $2,500,000.

As of December 31, 2024 and 2023, the Company had $1,641,875 and $723,322 outstanding under the Working Capital Loans respectively.

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

In connection with the first Contribution, on May 4, 2023, the Company issued a note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). This note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination, or the liquidation of the Company. If the Company does not consummate an initial Business Combination by the First Extended Date, the note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of this loan is the earlier of (i) the date in which the Company consummates an initial business combination and (ii) the Company’s liquidation date.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a non-interest bearing promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of December 31, 2024, $450,000 has been drawn on this note. The maturity date of this loan is the earlier of (i) the Company’s liquidation date and (ii) the effective date of a Business Combination.

On April 25, 2025, in connection with the Third Extension Meeting, the Company issued a non-interest bearing promissory note to the Sponsor in the amount of $1.5 million (the “Third Extension Note”) in connection with the Third Extension Contributions. The maturity date of this loan is the earlier of (i) the date in which the Company consummates an initial business combination and (ii) the Company’s liquidation date.

As of December 31, 2024 and 2023, the Sponsor has advanced $2,370,000 and $960,000 respectively to the Company. As of December 31, 2024 and 2023, extension contributions of $360,000 and $480,000 respectively were due from Sponsor, which is not included in the outstanding balance of the extension loans.

The Company determined that the conversion option on the first extension and working capital notes should be bifurcated and accounted for as a derivative in accordance with ASC 815. Since the exercise price of the underlying warrants was greater than the closing price of the Company’s Class A ordinary shares as of December 31, 2024, the Company believes that the probability of the Sponsor’s exercise of the option to convert the first extension and working capital notes to warrants is de minimis. As a result, the Company recorded zero liability related to the conversion option.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The agreement was amended again on September 25, 2024 with an effective date of May 1, 2024 to increase the fees from $5,000 to $15,000 per month. For the years ended December 31, 2024 and 2023, the Company incurred $140,000 and $60,000 respectively in Sponsor administrative fees.

For the years ended December 31, 2024 and 2023, the Company reimbursed management $103,585 and $21,205, respectively, for expenses related to acquisition activities.

Due to Related Party

As of December 31, 2024 and 2023, the Company has an outstanding balance of $165,000 and $25,000 respectively due to the Sponsor for administrative support services.

Extension Contribution Due from Sponsor

In connection with the First Extension and Second Extension, the Sponsor is obligated to fund the Trust Account (Note 1). As of December 31, 2024 and 2023, $360,000 and $480,000 respectively of extension contributions were due from Sponsor. Following December 31, 2024, the Company made an aggregate deposit of $1,314,258 in extension contributions.

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

Note 5 – Commitments & Contingencies

Registration and Shareholder Rights

The holders of Founder Shares and Private Placement Warrants that may be issued upon conversion of the first extension and Working Capital Loans, if any (and any Class A ordinary share issuable upon the exercise of the Private Placement Warrants issued upon conversion of such loans), are entitled to registration rights pursuant to a registration rights agreement signed prior to the consummation of the Initial Public Offering. These holders are entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not be required to effect or permit any registration or cause any registration statement to become effective until termination of the applicable lock- up period. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the years ended December 31, 2024 and 2023, there were no amounts incurred and accrued for Clean Energy.

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

Note 6 – Warrant Liabilities

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2024 and 2023, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2024 and 2023, there were 5,031,250 Class A ordinary shares issued or outstanding (excluding 6,290,711 and 8,973,837 Class A ordinary shares subject to possible redemption), respectively.

In connection with the Extraordinary General Meeting on April 25, 2025, shareholders holding an aggregate of 4,776,757 public shares exercised their right to redeem their shares leaving 1,513,954 redeemable Class A ordinary shares outstanding as of that date.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of December 31, 2024 and 2023, there were no Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$—	$100,625	$—
Private Placement Warrants	$—	$101,562	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The table below shows the change in fair value of the warrant liabilities as of December 31, 2024 and 2023:

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2024	$806,406	$811,094	$1,617,500
Change in fair value	(705,781)	(709,532)	(1,415,313)
Fair value as of December 31, 2024	$100,625	$101,562	$202,187

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2023	$754,687	$761,719	$1,516,406
Change in fair value	51,719	49,375	101,094
Fair value as of December 31, 2023	$806,406	$811,094	$1,617,500

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Assets:
Investments held in Trust Account	$98,870,109	$—	$—
Liabilities:
Public Warrants	$—	$805,000	$—
Private Placement Warrants	$—	$812,500	$—

Note 9 – Segment information

ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statement information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

As of December 31, 2024, the Company had not commenced any operations. All activity for the years ended December 31, 2024 and 2023 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.

The Company’s CODM has been identified as the Chief Financial Officer, who reviews the operating results for the Company as a whole to make decisions about allocating resources and assessing financial performance. Accordingly, management has determined that the Company only has one operating segment. The CODM does not review assets, which primarily consists of cash or investments held in the Trust Account, in evaluating the results of the Company, and therefore, such information is not presented.

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	December 31, 2024	December 31, 2023
General and administrative expenses	$1,853,088	$3,371,589
Gain on cash (investments) held in Trust Account	$3,942,799	$6,003,305

The key measures of segment profit or loss reviewed by the CODM are operating costs and interest earned on investments held in Trust Account. The CODM reviews interest earned on investments held in Trust Account to measure and monitor shareholders value and determine the most effective strategy of investments with the Trust Account funds while maintaining compliance with the trust agreement. Operating costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination within the Combination Period. The CODM also reviews operating costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget.

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the consolidated financial statements except as described below.

Subsequent to fiscal year 2024, the Company deposited an aggregate of $1,314,258 into the Trust Account. In addition, the Company drew an aggregate of $1,314,258 under the extension loan and $456,200 under the working capital loan, respectively.

On April 25, 2025, the Company held an extraordinary general meeting of shareholders to approve an amendment to its Articles extending the deadline to consummate an initial business combination from April 29, 2025 to April 29, 2026. In connection with the meeting, holders of 4,776,757 public shares redeemed their shares for approximately $11.95 per share (or an aggregate of $57.1 million), resulting in approximately $18.1 million remaining in the Trust Account. Additionally, the Sponsor agreed to fund monthly extension contributions of the lesser of (i) $0.05 per Public Share or (ii) $150,000, beginning April 30, 2025 through the earlier of the completion of a business combination, liquidation, or April 29, 2026, up to an aggregate of $1.5 million, for which the Company issued a $1.5 million promissory note to the Sponsor.

Exhibit Number	Description
2.1†	Business Combination Agreement, dated as of November 13, 2023, by and among Pyrophyte Acquisition Corp., Sio Silica Corporation, Snowbank NewCo Alberta ULC and Sio Silica Incorporated. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
2.2	Amendment No. 1 to Business Combination Agreement, dated as of November 12, 2024, by and among Pyrophyte Acquisition Corp., Sio Silica Corporation, Snowbank NewCo Alberta ULCA and Sio Silica Incorporated. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on November 14, 2024).
2.3	Amendment No. 2 to Business Combination Agreement, dated December 23, 2024 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on January 2, 2025).
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q, filed with the SEC on August 21, 2023).
3.2	Amendment No. 1 to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 24, 2024).
3.3	Amendment No. 2 to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
3.4	Amendment No. 3 to the Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 1, 2025).
4.1	Warrant Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).
4.2	Specimen Ordinary Share Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260041), filed with the SEC on October 14, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to the corresponding exhibit to the Company’s Registration Statement on Form S-l (File No. 333-260041), filed with the SEC on October 14, 2021).
4.4	Description of Securities (incorporated by reference to Exhibit 4.5 to the Company's Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022).
10.1	Letter Agreement, dated October 26, 2021 by and among the Company, its executive officers and directors and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the company’s Form 8-K, filed with the SEC on October 29, 2021).
10.2	Investment Management Trust Agreement, dated October 26, 2021, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.2 to the company’s Form 8-K, filed with the SEC on October 29, 2021).
10.3	Amendment to Investment Management Trust Agreement, dated April 25, 2025, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (incorporated by reference to Exhibit 10.3 to the company’s Form 8-K, filed with the SEC on May 1, 2025).
10.4	Registration Rights Agreement, dated October 26, 2021, by and among the Company, its executive officers and directors and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.3 to the company’s Form 8-K, filed with the SEC on October 29, 2021).
10.5	Private Placement Warrants Purchase Agreement, dated October 26, 2021, by and between the Company and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).
10.6	Administrative Services Agreement, dated October 26, 2021, by and between the Company and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on October 29, 2021).
10.7	Amendment to Administrative Services Agreement, dated July 1, 2022, by and between the Company and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 24, 2024).
10.8	Amended and Restated Administrative Services Agreement, dated as of September 25, 2024, by and between the Company and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed with the SEC on September 30, 2024).
10.9	Securities Subscription Agreement between Pyrophyte Acquisition LLC and the Registrant (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-260041), filed with the SEC on October 5, 2021).

10.10	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-260041), filed with the SEC on October 14, 2021).
10.11	Form of Subscription Agreement with Non-Insider PIPE Investors (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.12	Form of Subscription Agreement with Insider PIPE Investors (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.13	Form of Non-Redemption Agreement (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.14	Form of Lock-Up Agreement. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.15	Sponsor Support Agreement, dated as of November 13, 2023, by and among Pyrophyte Acquisition LLC, Pyrophyte Acquisition Corp., Sio Silica Corporation, Sio Silica Incorporated and the directors and officers of Pyrophyte Acquisition Corp (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed with the SEC on November 13, 2023).
10.16	Promissory Note for Working Capital Loan, dated October 14, 2021, issued to Pyrophyte Acquisition LLC, (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-260041), filed with the SEC on October 14, 2021).
10.17	Amended and Restated Convertible Promissory Note, dated April 1, 2024, between Pyrophyte Acquisition Corp. and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 24, 2024).
10.18	Second Amended and Restated Convertible Promissory Note, dated April 26, 2024, issued to Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
10.19	Convertible Promissory Note, dated May 4, 2023, between Pyrophyte Acquisition Corp. and Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 4, 2023).
10.20	Promissory Note, dated April 26, 2024, issued to Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 29, 2024).
10.21	Amendment No. 1 to Investment Management Trust Agreement, dated as of April 24, 2024, by and between Pyrophyte Acquisition Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed with the SEC on September 10, 2024).
19*	Insider Trading Policy
24.1*	Power of Attorney (included in the signature page of this Annual Report).
31.1*	Certification of the Chief Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d - 14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Policy relating to recovery of erroneously awarded compensation, as required by applicable listing standards adopted pursuant to 17 CFR 240.10D-1 (incorporated by reference to Exhibit 97.1 to the Company’s Annual Report on Form 10-K, filed with the SEC on May 24, 2024).
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 10.1)

*	Filed herewith.

†	Certain of the exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company agrees to furnish a copy of all omitted exhibits and schedules to the SEC upon its request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 18, 2026	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer

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

Name	Title	Date

/s/ Bernard J. Duroc-Danner	Chief Executive Officer and Chairman	February 18, 2026
Bernard J. Duroc-Danner	(Principal Executive Officer)

/s/ Sten Gustafson	Chief Financial Officer and Director	February 18, 2026
Sten Gustafson	(Principal Financial Officer)

/s/ Bryan Guido Hassin	Director	February 18, 2026
Bryan Guido Hassin

/s/ Per Hornung Pedersen	Director	February 18, 2026
Per Hornung Pedersen

/s/ Adam Pierce	Director	February 18, 2026
Adam Pierce