Form 10-Q
period 2025-03-31
Pyrophyte Acquisition Corp.
filed 2026-05-22
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 22, 2026, the Company had 6,445,104 Class A ordinary shares, $0.0001 par value per share, issued and outstanding.

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2025

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of March 31, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three months ended March 31, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	MARCH 31, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Cash	$73,215	$1,173
Prepaid expenses	77,209	63,570
Other current asset	42,874	68,854
Extension contribution due from Sponsor	360,000	360,000
Total current assets	553,298	493,597
Cash held in Trust Account	74,637,339	73,782,674
Total Assets	$75,190,637	$74,276,271

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$610,655	$659,769
Convertible promissory note - extension loan	1,920,000	1,920,000
Promissory note - extension loan	720,000	450,000
Due to related party	-	165,000
Convertible promissory note - working capital loan	1,500,000	1,500,000
Promissory note - working capital loan	542,875	141,875
Accrued expenses	190,000	192,200
Total current liabilities	5,483,530	5,028,844
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	3,841,563	202,187
Deferred legal fees	3,892,837	3,882,330
Total liabilities	21,661,680	17,557,111

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,290,711 shares at $11.91 and 11.77 per share at March 31, 2025 and December 31, 2024, respectively	74,897,339	74,042,674

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 issued and outstanding at March 31, 2025 and December 31, 2024 respectively (excluding 6,290,711 shares subject to possible redemption)	503	503
Additional paid-in capital	-	-
Accumulated deficit	(21,368,885)	(17,324,017)
Total shareholders’ deficit	(21,368,382)	(17,323,514)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$75,190,637	$74,276,271

 The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
General and administrative expenses	$135,492	$717,287
Loss from operations	(135,492)	(717,287)
Change in fair value of derivative warrant liabilities	(3,639,376)	1,010,937
Gain on cash (investments) held in Trust Account	584,665	1,646,298
Net (loss) income	$(3,190,203)	$1,939,948
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	6,290,711	8,973,837
Basic and diluted net (loss) income per share, Class A subject to possible redemption	$(0.28)	$0.14
Weighted average shares outstanding of Class A non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250
Basic and diluted net (loss) income per share, Class A non-redeemable ordinary shares	$(0.28)	$0.14

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three months ended March 31, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	6,290,711	$74,042,674	5,031,250	$503	$-	$(17,324,017)	$(17,323,514)
Extension contribution due from Sponsor	-	270,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	584,665	-	-	-	(854,665)	(854,665)
Net loss	-	-	-	-	-	(3,190,203)	(3,190,203)
Balance as of March 31, 2025 (unaudited)	6,290,711	$74,897,339	5,031,250	$503	$-	$(21,368,885)	$(21,368,382)

For the three months ended March 31, 2024

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,646,307			-	(1,646,307)	(1,646,307)
Net income	-	-	-	-	-	1,939,948	1,939,948
Balance as of March 31, 2024 (unaudited)	8,973,837	$101,376,407	5,031,250	$503	$-	$(15,182,592)	$(15,182,089)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE THREE MONTHS ENDED MARCH 31, 2025	FOR THE THREE MONTHS ENDED MARCH 31, 2024
Cash Flows from Operating Activities
Net (loss) income	$(3,190,203)	$1,939,948
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on cash (investments) held in Trust Account	(584,665)	(1,646,298)
Change in fair value of derivative warrant liabilities	3,639,376	(1,010,937)
Changes in operating assets and liabilities:
Prepaid expenses	(13,639)	27,996
Deferred legal fees	10,507	339,705
Accounts payable	(49,114)	261,421
Due from related party	25,980	-
Due to related party	(165,000)	15,000
Accrued expenses	(2,200)	48,554
Net cash used in operating activities	(328,958)	(24,611)
Cash Flows from Investing Activities
Extension contribution deposit into Trust Account	(270,000)	-
Net cash used in investing activities	(270,000)	-
Cash Flows from Financing Activities
Proceeds from Promissory note – working capital loan	401,000	23,420
Proceeds from Promissory note – extension loan	270,000	-
Net cash provided by financing activities	671,000	23,420

Net increase (decrease) in cash	72,042	(1,191)
Cash - beginning of period	1,173	1,253
Cash - end of period	$73,215	$62

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$584,665	$1,646,307
Extension contribution due from Sponsor	$270,000	$480,000

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

As of March 31, 2025, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through March31, 2025 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

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

If the Company is unable to complete a Business Combination by the April 29, 2027 (“Extended Date”) as approved at the Fourth Extension Meeting on April 28, 2026, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest or dividend earned on the funds held in the Trust Account, which interest or dividend shall be net of taxes payable and $100,000 of interest or dividend to pay dissolution expenses, divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the Company’s board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the Company, subject in each case to its obligations to provide for claims of creditors and the requirement of applicable law. The representative of the underwriter agreed to waive its rights to the deferred underwriting commission held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Date and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.25).

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

Second Extension Meeting

On April 26, 2024, the Company had an extraordinary general meeting of our shareholders (the “Second Extension Meeting”) to vote on another amendment to its Articles to extend the deadline by which it has to complete an initial business combination from April 29, 2024 to April 29, 2025 (the “Second Extension”). In connection with the vote to approve the Second Extension, the holders of 2,683,126 Public Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 Public Shares outstanding. In connection with the Second Extension Meeting, the Sponsor agreed to loan us $90,000 for each calendar month beginning on April 30, 2024 and ending on the earlier of (i) the completion of a business combination, (ii) the date of the our liquidation in accordance with the terms of the Second Extension and (iii) April 29, 2025, up to a maximum aggregate amount of $1.08 million (the “Second Extension Contribution”), and on April 26, 2024, the Company issued a promissory note (the “Second Extension Note”, together with the First Extension Note, the “Extension Notes”) to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. The Second Extension Note funded extension deposit of $90,000 for each calendar month beginning on April 30, 2024 until April 29, 2025.

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

Fourth Extension Meeting

On April 28, 2026, the Company had an extraordinary general meeting of our shareholders (the “Fourth Extension Meeting”) to vote on another amendment to its articles to extend the deadline by which it has to complete an initial business combination from April 29, 2026 to April 29, 2027 (the “Fourth Extension”). In connection with the approval of the Extension Amendment at the extraordinary general meeting, the Company issued a promissory note to the Sponsor with a principal amount up to $1,200,000 (the “Fourth Extension Note”). The Fourth Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by April 29, 2027, the Fourth Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

 In addition, on April 28, 2026, the Company amended and restated its previously issued unsecured amended and restated convertible promissory note with the Sponsor to extend the maturity date thereunder from the earlier of (i) April 29, 2026 and (ii) the effective date of an initial business combination to the earlier of (i) April 29, 2027 and (ii) the effective date of an initial business combination. Other existing terms apply.

The Sponsor determined to increase the monthly amount that it or its designee would deposit into the Trust Account as a loan in connection with the Extension Amendment from (a) an amount equal to the greater of (i) $0.05 per Public Share multiplied by the number of Public Shares then outstanding, and (ii) $75,000, to (b) $100,000 for each calendar month beginning on April 30, 2026, and ending on the earlier of the Company’s liquidation or April 29, 2027.

As of March 31, 2025 and December 31, 2024, $2,640,000 and $2,370,000 respectively had been drawn on the Extension Notes and there were Trust Account deposits in connection with the Extension Notes, totaling $2,640,000.

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

Subsequently, on April 30, 2025, we entered into a third amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 30, 2025 to December 31, 2025.

On October 16, 2025, we entered into a fourth amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from December 31, 2025 to April 29, 2026.

On March 13, 2026, we entered into a fifth amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 29, 2026 to April 29, 2027.

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

Liquidity and Capital Resources and Going Concern

As of March 31, 2025, the Company had $73,215 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC. Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented and should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2024.

The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, As of March 31, 2025. Snowbank NewCo Alberta ULC had no assets or liabilities As of March 31, 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2025 and December 31, 2024, the Company had cash of $73,215 and $1,173, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of March 31, 2025 and December 31, 2024.

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

Cash held in Trust Account

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

As of March 31, 2025 and December 31, 2024, the funds in the Trust Account are now held in an interest-bearing deposit account. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. As of March 31, 2025, the Company investments held in Trust Account are invested in cash, due to the short-term nature cash approximates it fair value. Interest or dividend income is included in gain on cash (investments) held in Trust Account in the accompanying unaudited condensed consolidated statements of income. The estimated fair values of investments held in Trust Account prior to the liquidation of securities were determined using available market information.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net income by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted (loss) income per share, since their inclusion is contingent on a future event. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net (loss) income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to redeemable Class A ordinary shares for the three months ended March 31, 2025 and 2024 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net (loss) income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to non-redeemable ordinary shares for the three months ended March 31, 2025 and 2024 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net (loss) income per ordinary share is as follows.

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares
Net income allocable to Redeemable Class A Ordinary Shares	$(1,772,541)	$1,243,032

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	6,290,711	8,973,837
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.28)	$0.14

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Ordinary Shares
Net income allocable to non-redeemable Ordinary Shares	$(1,417,662)	$696,916

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,031,250	5,031,250
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.28)	$0.14

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

The reconciliation of Class A ordinary shares subject to possible redemption as of March 31, 2025 and December 31, 2024 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100
Extension contribution due from Sponsor	—	360,000
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)
Remeasurement of Class A ordinary shares to redemption value	—	4,872,808
Class A ordinary shares subject to possible redemption at December 31, 2024	6,290,711	74,042,674
Remeasurement of Class A ordinary shares to redemption value	—	584,665
Extension contribution due from Sponsor	—	270,000
Class A ordinary shares subject to possible redemption at March 31, 2025	6,290,711	74,897,339

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

Fair Value of Financial Instruments

As of March 31, 2025 and December 31, 2024, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the unaudited condensed consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the public warrants and Private Placement Warrants. As of March 31, 2025, the fair value of public warrants was valued using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants which is also considered level 2 fair value instrument. As of December 31, 2024, the fair value of the public warrants were valued based on the listed market price of the public warrants since they began trading on December 17, 2021 and the fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loans and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of March 31, 2025, although the closing price of the Company’s Class A ordinary shares exceeded the exercise price of the underlying warrants. In estimating the fair value of the conversion option, the Company considered, among other factors, the probability of an initial business combination and the likelihood of the Sponsor electing to convert the Promissory Notes into warrants. Based on this assessment, the Company determined that the probability of conversion was de minimis despite the warrants being in-the-money. Accordingly, the Company concluded that the fair value of the conversion option was immaterial as of March 31, 2025 and, therefore, no liability was recognized for the conversion feature. As of March 31, 2025 and December 31, 2024, $2,640,000 and $2,370,000 respectively had been drawn on the Extension Loans. As of March 31, 2025 and December 31, 2024, $2,042,875 and $1,641,875 were outstanding on the Working Capital Loan, respectively.

The Company issued 10,062,500 public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in the unaudited condensed consolidated statements of income.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

Risk and Uncertainties

The United States and global markets are experiencing volatility and disruption following the geopolitical instability resulting from the ongoing Russia-Ukraine conflict and conflicts in the Middle East and around the Red Sea. In response to the ongoing Russia-Ukraine conflict, the North Atlantic Treaty Organization (“NATO”) deployed additional military forces to eastern Europe, and the United States, the United Kingdom, the European Union and other countries have announced various sanctions and restrictive actions against Russia, Belarus and related individuals and entities, including the removal of certain financial institutions from the Society for Worldwide Interbank Financial Telecommunication (SWIFT) payment system. Certain countries, including the United States, have also provided and may continue to provide military aid or other assistance, increasing geopolitical tensions among a number of nations. The invasion of Ukraine by Russia and conflicts in the Middle East and around the Red Sea and the resulting measures that have been taken, and could be taken in the future, by NATO, the United States, the United Kingdom, the European Union, the Middle East and other countries have created global security concerns that could have a lasting impact on regional and global economies. Although the length and impact of the ongoing conflicts are highly unpredictable, they could lead to market disruptions, including significant volatility in commodity prices, credit and capital markets, as well as supply chain interruptions and increased cyberattacks against U.S. companies. Additionally, any resulting sanctions could adversely affect the global economy and financial markets and lead to instability and lack of liquidity in capital markets.

Furthermore, there is currently significant uncertainty regarding the future relationship between the United States and various other countries arising from changes that may be implemented by the new presidential administration, including with respect to trade policies, treaties, tariffs, taxes, and other limitations on cross-border operations. Any actions taken by the United States’ federal government that restrict or could impact the economics of trade—including additional tariffs, trade barriers, and other similar measures—could have the potential to disrupt existing supply chains and trigger retaliatory efforts by other countries, including the imposition of tariffs, raising rates of taxation, setting foreign exchange or capital controls, or establishing embargos, sanctions, or other import/export restrictions, thereby negatively impacting our business, both directly and indirectly.

Any of the above mentioned factors, or any other negative impact on the global economy, capital markets or other geopolitical conditions resulting from the Russian invasion of Ukraine, conflicts in the Middle East and around the Red Sea and subsequent sanctions or related actions, including the imposition of tariffs, could adversely affect the Company’s search for an initial business combination and any target business with which it may ultimately consummate an initial business combination.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 during the fiscal year ended December 31, 2024.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (“Topic 740”): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires public entities to disclose specific categories in its annual effective tax rate reconciliation and disaggregated information about significant reconciling items by jurisdiction and by nature. ASU 2023-09 also requires entities to disclose their income tax payments (net of refunds) to international, federal, and state and local jurisdictions. This guidance is effective for fiscal years beginning after December 15, 2024, and requires prospective application with the option to apply it retrospectively. Early adoption is permitted. The adoption of this ASU did not have an impact on the Company’s unaudited condensed consolidated financial statements

The Company’s management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

On April 28, 2026, the Company amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (1) maturity date of April 29, 2027 or (ii) the consummation of a Business Combination.

As of March 31, 2025 and December 31, 2024, the Company had $2,042,875 and $1,641,875 outstanding under the Working Capital Loans respectively.

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

In connection with the first Contribution, on May 4, 2023, the Company issued a non-interest bearing note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). The Sponsor may convert the outstanding principal into Private Placement Warrants at $1.00 per warrant. This note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination, or the liquidation of the Company. If the Company does not consummate an initial Business Combination by the First Extended Date, the note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of this loan is the earlier of (i) the date in which the Company consummates an initial business combination and (ii) the Company’s liquidation date.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a non-interest bearing promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of March 31, 2025, $720,000 has been drawn on this note. The maturity date of this loan is the earlier of (i) the Company’s liquidation date and (ii) the effective date of a Business Combination.

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

On April 28, 2026, the Company also issued a new promissory note to the Sponsor with a principal amount up to $1,200,000 (the “Fourth Extension Note”). The Fourth Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the Company’s liquidation date

As of March 31, 2025 and December 31, 2024, the Sponsor has advanced $2,640,000 and $2,370,000 respectively to the Company. As of March 31, 2025 and December 31, 2024, extension contributions of $360,000 and $360,000 respectively were due from Sponsor, which is not included in the outstanding balance of the extension loans.

The Company determined that the conversion option on the first extension and working capital notes should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of March 31, 2025, although the closing price of the Company’s Class A ordinary shares exceeded the exercise price of the underlying warrants. In estimating the fair value of the conversion option, the Company considered, among other factors, the probability of an initial business combination and the likelihood of the Sponsor electing to convert the Promissory Notes into warrants. Based on this assessment, the Company determined that the probability of conversion was de minimis despite the warrants being in-the-money. Accordingly, the Company concluded that the fair value of the conversion option was immaterial as of March 31, 2025 and, therefore, no liability was recognized for the conversion feature.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The agreement was amended again on September 25, 2024 with an effective date of May 1, 2024 to increase the fees from $5,000 to $15,000 per month. For the three months ended March 31, 2025 and 2024, the Company incurred $45,000 and $15,000 respectively in Sponsor administrative fees.

For three months ended March 31, 2025 and 2024, the Company reimbursed management $10,847 and $6,488, respectively, for expenses related to acquisition activities.

Due from Related Party

As of March 31, 2025 and December 31, 2024, the Company has an outstanding balance of $42,874 and $68,854 respectively due from the Sponsor for prepaid administrative support services.

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Company has an outstanding balance of $0 and $165,000 respectively due to the Sponsor for administrative support services.

Extension Contribution Due from Sponsor

In connection with the First Extension and Second Extension, the Sponsor is obligated to fund the Trust Account (Note 1). As of March 31, 2025 and December 31, 2024, $360,000 and $360,000 respectively of extension contributions were due from Sponsor. Following March 31, 2025, the Company made an aggregate deposit of $1,275,134 (including $6,852 in interest due) in extension contributions to extend the liquidation date through April 29, 2026.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of and for the years ended March 31, 2025 and December 31, 2024, there were no amounts incurred and accrued for Clean Energy.

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

Note 6 – Warrant Liabilities

The Company accounted for the 20,218,750 warrants issued in connection with the Initial Public Offering (the 10,062,500 of public warrants and the 10,156,250 of Private Placement Warrants) in accordance with the guidance contained in ASC 815- 40 Derivatives and Hedging — Contracts in Entity’s Own Equity. Such guidance provides that, because the warrants do not meet the criteria for equity treatment thereunder, each warrant must be recorded as a liability. Accordingly, the Company classifies each warrant as a liability at its fair value. This liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability will be adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of income.

Additionally, certain adjustments to the settlement amount of the Private Placement Warrants are based on a variable that is not an input to the fair value of a “fixed-for-fixed” option as defined under ASC 815-40, and thus the Private Placement Warrants are not considered indexed to the Company’s own stock and not eligible for an exception from derivative accounting.

The accounting treatment of derivative financial instruments requires that the Company record a derivative liability upon issuance of the warrants at the closing of the Initial Public Offering. Accordingly, the Company classified each warrant as a liability at its fair value. The public warrants were allocated a portion of the proceeds from the issuance of the Units equal to its fair value determined with the assistance of a professional independent valuation firm. The warrant liability is subject to re-measurement at each balance sheet date. With each such re-measurement, the warrant liability is adjusted to fair value, with the change in fair value recognized in the Company’s unaudited condensed consolidated statements of income. The Company reassesses the classification of the warrants at each balance sheet date. If the classification changes as a result of events during the period, the warrants will be reclassified as of the date of the event that causes the reclassification.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2025 and December 31, 2024, there were 5,031,250 Class A ordinary shares issued or outstanding (excluding 6,290,711 Class A ordinary shares subject to possible redemption), respectively.

In connection with the Extraordinary General Meeting on April 25, 2025, shareholders holding an aggregate of 4,776,757 Public Shares exercised their right to redeem their shares leaving 1,513,954 redeemable Class A ordinary shares outstanding as of that date.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of March 31, 2025 and December 31, 2024, there were no Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

Since April 24, 2024, the funds in the Trust Account were held in an interest-bearing deposit account which is cash and cash equivalent, which are excluded from leveling. The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of March 31, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$—	$1,911,875	$—
Private Placement Warrants	$—	$1,929,688	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The table below shows the change in fair value of the warrant liabilities as of March 31, 2025 and 2024:

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2025	$100,625	$101,562	$202,187
Change in fair value	1,811,250	1,828,126	3,639,376
Fair value as of March 31, 2025	$1,911,875	$1,929,688	$3,841,563

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2024	$806,406	$811,094	$1,617,500
Change in fair value	(501,719)	(509,218)	(1,010,937)
Fair value as of March 31, 2024	$301,875	$304,688	$606,563

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

As of March 31, 2025, the Company had not commenced any operations. All activity for the three months ended March 31, 2025 and 2024 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For The Three Months Ended March 31, 2025	For The Three Months Ended March 31, 2024

Component of :
General and administrative expenses	135,492	717,287
Gain on cash (investments) held in Trust Account	(584,665)	(1,646,298)

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

Note 10 – Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements except the Fourth Extension Meeting as described in Note 1, Extension Agreement and amendment to Working Capital Loans as described in Note 4 and as described below.

Subsequent to March 31, 2025, the Company deposited an aggregate of $1,275,134 (including $6,852 in interest due) into the Trust Account to extend the liquidation date to April 29, 2026. In addition, the Company drew an aggregate of $1,275,134 under the extension loan and $776,099 under the working capital loan, respectively.

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

In addition, on April 28, 2026, the Company held an extraordinary general meeting of shareholders to approve an amendment to its Articles extending the deadline to consummate an initial business combination from April 29, 2026 to April 29, 2027. In connection with the meeting, holders of 100,100 Public Shares redeemed their shares for approximately $12.93 per share (or an aggregate of $1.29 million), resulting in approximately $18.3 million remaining in the Trust Account. Additionally, the Sponsor agreed to fund monthly extension contributions of $100,000, beginning April 30, 2026 through the earlier of the Company's liquidation or April 29, 2027, up to an aggregate of $1.2 million, for which the Company issued a $1.2 million promissory note to the Sponsor.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company annual report for December 31, 2024 on Form 10-K filed with the SEC on February 18, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 26, 2024, we held another extraordinary general meeting of shareholders (the “Second Extension Meeting”) to vote on an amendment to its Articles to further extend the date on which we had to consummate an initial business combination from April 29, 2024 to April 29, 2025. The shareholders voted to approve the amendment. The Sponsor agreed that if such amendment was approved and implemented, then it or its designee would deposit (the “Second Extension Contributions”) into the Trust Account as a loan $90,000 per month beginning on April 30, 2024 and ending on the earlier of (i) the Company’s liquidation, (ii) the consummation of an initial business combination and (iii) April 30, 2025. In connection with the Second Extension Meeting, holders of 2,683,126 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares remaining. On April 26, 2024, in connection with the Second Extension Meeting, we issued a promissory note (the “Second Extension Note”) to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of March 31, 2025, $2,640,000 had been drawn on the First Extension Note and Second Extension Note and there were Trust Account deposits totaling $2,640,000.

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

On April 28, 2026, the Company had an extraordinary general meeting of our shareholders (the “Fourth Extension Meeting”) to vote on another amendment to its articles to extend the deadline by which it has to complete an initial business combination from April 29, 2026 to April 29, 2027 (the “Fourth Extension”). In connection with the approval of the Extension Amendment at the extraordinary general meeting, the Company issued a promissory note to the Sponsor with a principal amount up to $1,200,000 (the “Fourth Extension Note”). The Fourth Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by April 29, 2027, the Fourth Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

 In addition, on April 28, 2026, the Company amended and restated its previously issued unsecured amended and restated convertible promissory note with the Sponsor to extend the maturity date thereunder from the earlier of (i) April 29, 2026 and (ii) the effective date of an initial business combination to the earlier of (i) April 29, 2027 and (ii) the effective date of an initial business combination. Other existing terms apply. The Sponsor determined to increase the monthly amount that it or its designee would deposit into the Trust Account as a loan in connection with the Extension Amendment from (a) an amount equal to the greater of (i) $0.05 per Class A Ordinary Share held by public shareholders (“public shares”) multiplied by the number of public shares then outstanding, and (ii) $75,000, to (b) $100,000 for each calendar month beginning on April 30, 2026, and ending on the earlier of the Company’s liquidation or April 29, 2027.

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

If we have not completed our initial business combination by April 29, 2027, we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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

Subsequently, on April 30, 2025, we entered into a third amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 30, 2025 to December 31, 2025.

On October 16, 2025, we entered into a fourth amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from December 31, 2025 to April 29, 2026.

On March 13, 2026, we entered into a fifth amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 29, 2026 to April 29, 2027.

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

For the three months ended March 31, 2025, we had a net loss of $3,190,203, which consists of general and administrative expenses of $135,492, change in fair value of derivative warrant liabilities of $3,639,376, offset by a gain on investments held in Trust Account of $584,665.

For the three months ended March 31, 2024, we had a net income of $1,939,948, which consists of general and administrative expenses of $717,287, offset by a change in fair value of derivative warrant liabilities of $1,010,937, and a gain on investments held in Trust Account of $1,646,298.

Liquidity and Capital Resources

For the three months ended March 31, 2025, cash used in operating activities was $328,958. This was made up of a net loss of $3,190,203 changes in operating assets and liabilities of $193,466, a change in fair value of warrant liabilities of $3,639,376, and a $584,665 gain on investments in trust.

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

Going Concern Considerations

As of March 31, 2025, the Company had $73,215 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

The Company is a Special Purpose Acquisition Corporation with a currently scheduled liquidation date of April 29, 2027. There can be no assurance that the Company will be able to consummate an initial business combination by April 29, 2027 (or such date as such deadline may be extended). In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contractual Obligations

For the three months ended March 31, 2025 and 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

Pursuant to an administrative services agreement, the Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team (the “Administrative Services Agreement”). On July 1, 2022, the Company amended the Administrative Services Agreement to reduce the fee to $5,000 per month. On September 25, 2024, the Company further amended and restated the Administrative Services Agreement with the Sponsor, with an effective date of May 1, 2024, reinstating the monthly fee at $15,000 per month for office space and secretarial and administrative services as may be reasonably required by the Company. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. The Company incurred $45,000 and $15,000 for the three months ended March 31, 2025 and 2024, respectively, in Sponsor administrative fees.

Due from Related Party

As of March 31, 2025 and December 31, 2024, the Company has an outstanding balance of $42,874 and $68,854 respectively due from the Sponsor for prepaid administrative support services.

Due to Related Party

As of March 31, 2025 and December 31, 2024, the Company has an outstanding balance of $0 and $165,000 respectively due to the Sponsor under the Administrative Services Agreement.

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

On April 28, 2026, the Company had an extraordinary general meeting of our shareholders (the “Fourth Extension Meeting”) to vote on another amendment to its articles to extend the deadline by which it has to complete an initial business combination from April 29, 2026 to April 29, 2027 (the “Fourth Extension”). In connection with the approval of the Extension Amendment at the extraordinary general meeting, the Company issued a promissory note to the Sponsor with a principal amount up to $1,200,000 (the “Fourth Extension Note”). The Fourth Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by April 29, 2027, the Fourth Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.   The Sponsor determined to increase the monthly amount that it or its designee would deposit into the Trust Account as a loan in connection with the Extension Amendment from (a) an amount equal to the greater of (i) $0.05 per Class A Ordinary Share held by public shareholders (“public shares”) multiplied by the number of public shares then outstanding, and (ii) $75,000, to (b) $100,000 for each calendar month beginning on April 30, 2026, and ending on the earlier of the Company’s liquidation or April 29, 2027.

As of March 31, 2025 and 2024, $2,640,000 and $960,000 respectively had been drawn on the Extension Notes.

Following March 31, 2025, the Company made an aggregate deposit of $1,275,134 in extension contributions to extend the liquidation date through April 29, 2026.

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

In addition, on April 28, 2026, the Company amended and restated its previously issued unsecured amended and restated convertible promissory note with the Sponsor to extend the maturity date thereunder from the earlier of (i) April 29, 2026 and (ii) the effective date of an initial business combination to the earlier of (i) April 29, 2027 and (ii) the effective date of an initial business combination. Other existing terms apply.

As of March 31, 2025 and 2024, the Company had $2,042,875 and $746,742 outstanding under the IPO Working Capital Loan.

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

Subsequent to March 31, 2025, the Company deposited an aggregate of $1,275,134 (including $6,852 in interest due) into the Trust Account to extend the liquidation date to April 29, 2026. In addition, the Company drew an aggregate of $1,275,134 under the extension loan and $776,099 under the working capital loan, respectively.

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

Net (Loss) Income Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net (loss) income per ordinary share is computed by dividing net (loss) income by the weighted average number of ordinary share outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placements to purchase Class A ordinary shares in the calculation of diluted (loss) income per share, since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted (loss) income per share is the same as basic (loss) income per share for the periods presented.

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net (loss) income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to redeemable Class A ordinary shares for the three months ended March 31, 2025 and 2024 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net (loss) income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to non-redeemable ordinary shares for the three months ended March 31, 2025 and 2024 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the public warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the unaudited condensed consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the public warrants after the detachment of the public warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. In the fourth quarter of fiscal year 2024, the Company’s public warrants were delisted from trading. As of March 31, 2025, the fair value of public warrants was value using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants which is also considered level 2 fair value instrument.

Both the First Extension Note and the IPO Working Capital Loan (together, the “Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of March 31, 2025, although the closing price of the Company’s Class A ordinary shares exceeded the exercise price of the underlying warrants. In estimating the fair value of the conversion option, the Company considered, among other factors, the probability of an initial business combination and the likelihood of the Sponsor electing to convert the Promissory Notes into warrants. Based on this assessment, the Company determined that the probability of conversion was de minimis despite the warrants being in-the-money. Accordingly, the Company concluded that the fair value of the conversion option was immaterial as of March 31, 2025 and, therefore, no liability was recognized for the conversion feature.

Cash (Investments) held in Trust Account

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

On April 28, 2026, the Company had an extraordinary general meeting of our shareholders (the “Fourth Extension Meeting”) to vote on another amendment to its articles to extend the deadline by which it has to complete an initial business combination from April 29, 2026 to April 29, 2027 (the “Fourth Extension”). In connection with the approval of the Extension Amendment at the extraordinary general meeting, the Company issued a promissory note to the Sponsor with a principal amount up to $1,200,000 (the “Fourth Extension Note”). The Fourth Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the date of the Company’s liquidation. If the Company does not consummate an initial business combination by April 29, 2027, the Fourth Extension Note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven.

 In addition, on April 28, 2026, the Company amended and restated its previously issued unsecured amended and restated convertible promissory note with the Sponsor to extend the maturity date thereunder from the earlier of (i) April 29, 2026 and (ii) the effective date of an initial business combination to the earlier of (i) April 29, 2027 and (ii) the effective date of an initial business combination. Other existing terms apply. The Sponsor determined to increase the monthly amount that it or its designee would deposit into the Trust Account as a loan in connection with the Extension Amendment from (a) an amount equal to the greater of (i) $0.05 per Class A Ordinary Share held by public shareholders (“public shares”) multiplied by the number of public shares then outstanding, and (ii) $75,000, to (b) $100,000 for each calendar month beginning on April 30, 2026, and ending on the earlier of the Company’s liquidation or April 29, 2027.

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

In connection with the preparation of this quarterly report as of March 31, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, our disclosure controls and procedures were not effective as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 19, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report Form 10-K, filed with the SEC on February 19, 2026).
3.2	Amendment No. 4 to the Company’s Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
10.1	Promissory Note, dated as of April 28, 2026, issued to Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
10.2	Fourth Amended and Restated Convertible Promissory Note, dated as of April 28, 2026, issued to Pyrophyte Acquisition LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on April 28, 2026).
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	Inline XBRL Instance Document.
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.SCH*	Inline XBRL Taxonomy Extension Schema Document.
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page for the Company’s Quarterly Report on Form 10-Q has been formatted in Inline XBRL and contained in Exhibit 101.

*	Filed herewith.

**	Furnished.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 22, 2026	PYROPHYTE ACQUISITION CORP.

	By:	/s/ Bernard J. Duroc-Danner
	Name:	Bernard J. Duroc-Danner
	Title:	Chief Executive Officer and Chairman (Principal Executive Officer)

Dated: May 22, 2026	By:	/s/ Sten Gustafson
	Name:	Sten Gustafson
	Title:	Chief Financial Officer and Director (Principal Financial Officer)