Form 10-Q
period 2025-06-30
Pyrophyte Acquisition Corp.
filed 2026-05-22
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2025

TABLE OF CONTENTS

		Page
PART I - FINANCIAL INFORMATION		1
Item 1.	Condensed Consolidated Financial Statements	1
	Condensed Consolidated Balance Sheets as of June 30, 2025 (Unaudited) and December 31, 2024	1
	Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (Unaudited)	2
	Condensed Consolidated Statements of Changes in Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit for the three and six months ended June 30, 2025 and 2024 (Unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024 (Unaudited)	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II - OTHER INFORMATION		38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	38

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2025	DECEMBER 31, 2024
	(Unaudited)
ASSETS
Cash	$56	$1,173
Prepaid expenses	105,143	63,570
Other current assets	26,780	68,854
Extension contribution due from Sponsor	151,395	360,000
Total current assets	283,374	493,597
Cash held in Trust Account	18,280,245	73,782,674
Total Assets	$18,563,619	$74,276,271

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$715,327	$659,769
Convertible promissory note - extension loan	1,920,000	1,920,000
Promissory note - extension loan	1,158,676	450,000
Convertible promissory note - working capital loan	1,500,000	1,500,000
Promissory note - working capital loan	559,076	141,875
Due to related party	-	165,000
Accrued expenses	192,050	192,200
Total current liabilities	6,045,129	5,028,844
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	8,896,251	202,187
Deferred legal fees	3,981,581	3,882,330
Total liabilities	27,366,711	17,557,111

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,513,954 and 6,290,711 shares at $12.11 and $11.77 per share at June 30, 2025 and December 31, 2024, respectively	18,331,640	74,042,674

Shareholders' deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 issued and outstanding at June 30, 2025 and December 31, 2024 respectively (excluding 6,290,711 shares subject to possible redemption)	503	503
Additional paid-in capital	-	-
Accumulated deficit	(27,135,235)	(17,324,017)
Total shareholders' deficit	(27,134,732)	(17,323,514)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders' Deficit	$18,563,619	$74,276,271

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
General and administrative expenses	$272,990	$412,583	$408,482	$1,129,870
Loss from operations	(272,990)	(412,583)	(408,482)	(1,129,870)
Change in fair value of derivative warrant liabilities	(5,054,688)	(404,375)	(8,694,064)	606,562
Gain on cash (investments) held in Trust Account	297,157	867,824	881,822	2,514,122
Other income	5	-	5	-
Net (loss) income	$(5,030,516)	$50,866	$(8,220,719)	$1,990,814
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	2,773,758	7,027,834	4,522,519	8,000,835
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.64)	$0.00	$(0.86)	$0.15
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.64)	$0.00	$(0.86)	$0.15

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three and six months ended June 30, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
	Class A		Class A		Paid-In	Accumulated	Shareholders'
Balance as of January 1, 2025	6,290,711	$74,042,674	5,031,250	$503	$-	$(17,324,017)	$(17,323,514)
Extension contribution due from Sponsor	-	270,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	584,665	-	-	-	(854,665)	(854,665)
Net loss	-	-	-	-	-	(3,190,203)	(3,190,203)
Balance as of March 31, 2025 (unaudited)	6,290,711	$74,897,339	5,031,250	$503	$-	$(21,368,885)	$(21,368,382)
Redemption of Class A ordinary shares	(4,776,757)	(57,089,949)	-	-	-	-	-
Extension contribution due from Sponsor	-	151,395	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	372,855			-	(735,834)	(735,834)
Net loss	-	-	-	-	-	(5,030,516)	(5,030,516)
Balance as of June 30, 2025 (unaudited)	1,513,954	$18,331,640	5,031,250	$503	$-	$(27,135,235)	$(27,134,732)

For the three and six months ended June 30, 2024

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,646,307			-	(1,646,307)	(1,646,307)
Net income	-	-	-	-	-	1,939,948	1,939,948
Balance as of March 31, 2024 (unaudited)	8,973,837	$101,376,407	5,031,250	$503	$-	$(15,182,592)	$(15,182,089)
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)	-	-	-	-	-
Extension contribution due from Sponsor	-	90,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,047,824			-	(2,007,824)	(2,007,824)
Net income	-	-	-	-	-	50,866	50,866
Balance as of June 30, 2024 (unaudited)	6,290,711	$72,073,997	5,031,250	$503	$-	$(17,139,550)	$(17,139,047)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30, 2025	FOR THE SIX MONTHS ENDED JUNE 30, 2024
Cash Flows from Operating Activities
Net (loss) income	$(8,220,719)	$1,990,814
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on cash (investments) held in Trust Account	(881,822)	(2,514,122)
Change in fair value of derivative warrant liabilities	8,694,064	(606,562)
Changes in operating assets and liabilities:
Prepaid expenses	(41,573)	(7,487)
Deferred legal fees	99,251	397,845
Accounts payable	55,558	(31,838)
Due to related party	(165,000)	50,000
Due from related party	42,074	-
Accrued expenses	(150)	63,554
Net cash used in operating activities	(418,317)	(657,796)
Cash Flows from Investing Activities
Trust Account withdrawal - redemption	57,089,949	30,440,234
Extension contribution deposit into Trust Account	(708,677)	(1,140,000)
Net cash provided investing activities	56,381,272	29,300,234
Cash Flows from Financing Activities
Redemption of Class A ordinary shares	(57,089,949)	(30,440,234)
Proceeds from Promissory note – working capital loan	417,201	658,420
Proceeds from Promissory note – extension loan	708,676	1,140,000
Net cash used in financing activities	(55,964,072)	(28,641,814)

Net (decrease) increase in cash	(1,117)	624
Cash - beginning of period	1,173	1,253
Cash - end of period	$56	$1,877

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$957,520	$3,654,131
Extension contribution due from Sponsor	$151,395	$90,000

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

As of June 30, 2025, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through June 30, 2025 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

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

Upon the closing of the Initial Public Offering and the Private Placement, $206,281,250 ($10.25 per Unit) of the proceeds of the Initial Public Offering and the sale of the Private Placement Warrants were deposited into a trust account (the “Trust Account”) in the United States at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee, to be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), which invest only in direct U.S. government treasury obligations until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the funds in the Trust Account to the Company’s shareholders, as described below. On April 24, 2024, the Company amended the investment management trust agreement, dated as of October 26, 2021, by and between the Company and Continental Stock Transfer and Trust Company, as trustee (as amended, the “Trust Agreement”), to permit Continental Stock Transfer & Trust Company (the “Trustee”), to hold the assets in the Trust Account in an interest-bearing demand deposit account or cash until the earlier of the consummation of an initial business combination or the Company’s liquidation. On the same day, the Company instructed the Trustee to liquidate the investments held in the Trust Account and move the funds to an interest-bearing demand deposit account, with Continental continuing to act as trustee. As a result, following the liquidation of investments in the Trust Account, the remaining proceeds from the Initial Public Offering and the sale of the private placement warrants are no longer invested in U.S. government securities or money market funds.

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

As of June 30, 2025 and December 31, 2024, $3,078,676 and $2,370,000 respectively had been drawn on the Extension Notes and there were Trust Account deposits in connection with the Extension Notes, totaling $3,078,676.

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

Liquidity and Capital Resources and Going Concern

As of June 30, 2025, the Company had $56 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, As of June 30, 2025. Snowbank NewCo Alberta ULC had no assets or liabilities As of June 30, 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2025 and December 31, 2024, the Company had cash of $56 and $1,173, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of June 30, 2025 and December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, the funds in the Trust Account were held in an interest-bearing deposit account. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. As of June 30, 2025, the Company investments held in Trust Account are invested in cash, due to the short-term nature cash approximates it fair value. Interest or dividend income is included in gain on cash (investments) held in Trust Account in the accompanying unaudited condensed consolidated statements of income. The estimated fair values of investments held in Trust Account prior to the liquidation of securities were determined using available market information.

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

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net (loss) income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to redeemable Class A ordinary shares for the three and six months ended June 30, 2025 and 2024 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net (loss) income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to non-redeemable ordinary shares for the three and six months ended June 30, 2025 and 2024 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net (loss) income per ordinary share is as follows.

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares
Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(1,787,754)	$29,644	$(3,891,486)	$1,222,228

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	2,773,758	7,027,834	4,522,519	8,000,835
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.64)	$0.00	$(0.86)	$0.15

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Ordinary Shares
Net income allocable to non-redeemable Ordinary Shares	$(3,242,762)	$21,222	$(4,329,233)	$768,586

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.64)	$0.00	$(0.86)	$0.15

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

The reconciliation of Class A ordinary shares subject to possible redemption as of June 30, 2025 and December 31, 2024:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100
Extension contribution due from Sponsor	—	360,000
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)
Remeasurement of Class A ordinary shares to redemption value	—	4,872,808
Class A ordinary shares subject to possible redemption at December 31, 2024	6,290,711	74,042,674
Remeasurement of Class A ordinary shares to redemption value	—	584,665
Extension contribution due from Sponsor	—	270,000
Class A ordinary shares subject to possible redemption at March 31, 2025	6,290,711	74,897,339
Redemption of Class A ordinary shares	(4,776,757)	(57,089,949)
Remeasurement of Class A ordinary shares to redemption value	—	372,855
Extension contribution due from Sponsor	—	151,395
Class A ordinary shares subject to possible redemption at June 30, 2025	1,513,954	$18,331,640

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

Fair Value of Financial Instruments

As of June 30, 2025 and December 31, 2024, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the unaudited condensed consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the public warrants and Private Placement Warrants. As of June 30, 2025, the fair value of public warrants was valued using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants which is also considered level 2 fair value instrument. As of December 31, 2024, the fair value of the public warrants were valued based on the listed market price of the public warrants since they began trading on December 17, 2021 and the fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loans and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of June 30, 2025, although the closing price of the Company’s Class A ordinary shares exceeded the exercise price of the underlying warrants. In estimating the fair value of the conversion option, the Company considered, among other factors, the probability of an initial business combination and the likelihood of the Sponsor electing to convert the Promissory Notes into warrants. Based on this assessment, the Company determined that the probability of conversion was de minimis despite the warrants being in-the-money. Accordingly, the Company concluded that the fair value of the conversion option was immaterial as of June 30, 2025 and, therefore, no liability was recognized for the conversion feature. As of June 30, 2025 and December 31, 2024, $3,078,676 and $2,370,000 respectively had been drawn on the Extension Loans. As of June 30, 2025 and December 31, 2024, $2,059,076 and $1,641,875 were outstanding on the Working Capital Loan, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this ASU require disclosures, on an annual and interim basis, of significant segment expenses that are regularly provided to the chief operating decision maker (“CODM”), as well as the aggregate amount of other segment items included in the reported measure of segment profit or loss. The ASU requires that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Public entities will be required to provide all annual disclosures currently required by Topic 280 in interim periods, and entities with a single reportable segment are required to provide all the disclosures required by the amendments in this ASU and existing segment disclosures in Topic 280. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted ASU 2023-07 in the fiscal year ended December 31, 2024.

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

As of June 30, 2025 and December 31, 2024, the Company had $2,059,076 and $1,641,875 outstanding under the Working Capital Loans respectively.

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

On April 28, 2026, the Company also issued a new promissory note to the Sponsor with a principal amount up to $1,200,000 (the “Fourth Extension Note”). The Fourth Extension Note bears no interest and is repayable in full upon the earlier of (i) the date of the consummation of the Company’s initial business combination and (ii) the Company’s liquidation date

As of June 30, 2025 and December 31, 2024, the Sponsor has advanced $3,078,076 and $2,370,000 respectively to the Company. As of June 30, 2025 and December 31, 2024, extension contributions of $151,395 and $360,000 respectively were due from Sponsor, which is not included in the outstanding balance of the extension loans.

The Company determined that the conversion option on the first extension and working capital notes should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of June 30, 2025, although the closing price of the Company’s Class A ordinary shares exceeded the exercise price of the underlying warrants. In estimating the fair value of the conversion option, the Company considered, among other factors, the probability of an initial business combination and the likelihood of the Sponsor electing to convert the Promissory Notes into warrants. Based on this assessment, the Company determined that the probability of conversion was de minimis despite the warrants being in-the-money. Accordingly, the Company concluded that the fair value of the conversion option was immaterial as of June 30, 2025 and, therefore, no liability was recognized for the conversion feature.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The agreement was amended again on September 25, 2024 with an effective date of May 1, 2024 to increase the fees from $5,000 to $15,000 per month. For the six months ended June 30, 2025 and 2024, the Company incurred $45,000 and $35,000 respectively in Sponsor administrative fees. The Company incurred $90,000 and $50,000 respectively for the six months ended June 30, 2025 and 2024 in Sponsor administrative fees.

For the six months ended June 30, 2025 and 2024, the Company reimbursed management $53,607 and $12,589, respectively, for expenses related to acquisition activities.

Due from Related Party

As of March 31, 2025 and December 31, 2024, the Company has an outstanding balance of $26,780 and $68,854 respectively due from the Sponsor for prepaid administrative support services.

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company has an outstanding balance of $0 and $165,000 respectively due to the Sponsor for administrative support services.

Extension Contribution Due from Sponsor

In connection with the First Extension and Second Extension, the Sponsor is obligated to fund the Trust Account (Note 1). As of June 30, 2025 and December 31, 2024, $151,395 and $360,000 respectively of extension contributions were due from Sponsor. Following June 30, 2025, the Company made an aggregate deposit of $836,457 (including $6,852 in interest due) in extension contributions to extend the liquidation date through April 29, 2026.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of June 30, 2025 and December 31, 2024, there were no amounts incurred and accrued for Clean Energy.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2025 and December 31, 2024, there were 5,031,250 Class A ordinary shares issued or outstanding (excluding 1,513,954 Class A ordinary shares subject to possible redemption), respectively.

In connection with the Extraordinary General Meeting on April 25, 2025, shareholders holding an aggregate of 4,776,757 Public Shares exercised their right to redeem their shares leaving 1,513,954 redeemable Class A ordinary shares outstanding as of that date.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of June 30, 2025 and December 31, 2024, there were no Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

Since April 24, 2024, the funds in the Trust Account were held in an interest-bearing deposit account which is cash and cash equivalent, which are excluded from leveling. The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$—	$4,427,500	$—
Private Placement Warrants	$—	$4,468,751	$—

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The table below shows the change in fair value of the warrant liabilities as of June 30, 2025 and 2024:

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2025	$100,625	$101,562	$202,187
Change in fair value	4,326,875	4,367,189	8,694,064
Fair value as of June 30, 2025	$4,427,500	$4,468,751	$8,896,251

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2024	$806,406	$811,094	$1,617,500
Change in fair value	(303,281)	(303,281)	(606,562)
Fair value as of June 30, 2024	$503,125	$507,813	$1,010,938

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of June 30, 2024 by level within the fair value hierarchy:

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

As of June 30, 2025, the Company had not commenced any operations. All activity for the six months ended June 30, 2025 and 2024 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	For The Three Months Ended June 30, 2025	For The Three Months Ended June 30, 2024	For The Six Months Ended June 30, 2025	For The Six Months Ended June 30, 2024
General and administrative expenses	$272,990	$412,583	$408,482	$1,129,870
Gain on cash (investments) held in Trust Account	$297,157	$867,824	$881,822	$2,514,122

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

Subsequent to fiscal quarter ended June 30, 2025, the Company deposited an aggregate of $836,457 (including $6,852 in interest due) into the Trust Account to extend the liquidation date to April 29, 2026. In addition, the Company drew an aggregate of $$836,457 under the extension loan and $774,899 under the working capital loan, respectively.

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

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act, that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and variations thereof and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company annual report for December 31, 2024 on Form 10-K filed with the SEC on February 19, 2026. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

On April 26, 2024, we held another extraordinary general meeting of shareholders (the “Second Extension Meeting”) to vote on an amendment to its Articles to further extend the date on which we had to consummate an initial business combination from April 29, 2024 to April 29, 2025. The shareholders voted to approve the amendment. The Sponsor agreed that if such amendment was approved and implemented, then it or its designee would deposit (the “Second Extension Contributions”) into the Trust Account as a loan $90,000 per month beginning on April 30, 2024 and ending on the earlier of (i) the Company’s liquidation, (ii) the consummation of an initial business combination and (iii) April 30, 2025. In connection with the Second Extension Meeting, holders of 2,683,126 Class A Ordinary Shares exercised their right to redeem their shares for cash at a redemption price of approximately $11.35 per share, for an aggregate redemption amount of approximately $30.4 million, resulting in 6,290,711 public shares remaining. On April 26, 2024, in connection with the Second Extension Meeting, we issued a promissory note (the “Second Extension Note”) to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. As of June 30, 2025, $3,078,676 had been drawn on the First Extension Note and Second Extension Note and there were Trust Account deposits totaling $3,078,676.

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

For the three months ended June 30, 2025, we had a net loss of $5,030,516, which consists of general and administrative expenses of $272,990, change in fair value of derivative warrant liabilities of $5,054,688, offset by a gain on investments held in Trust Account of $297,157, and other income of $5.

For the three months ended June 30, 2024, we had a net income of $50,866, which consists of general and administrative expenses of $412,583, change in fair value of derivative warrant liabilities of $404,375, offset by a gain on cash held in Trust Account of $867,824.

For the six months ended June 30, 2025, we had a net loss of $8,220,719, which consists of general and administrative expenses of $408,482, change in fair value of derivative warrant liabilities of $8,696,064, offset by a gain on investments held in Trust Account of $881,822 and other income of $5.

For the six months ended June 30, 2024, we had a net income of $1,990,814, which consists of general and administrative expenses of $1,129,870, offset by a change in fair value of derivative warrant liabilities of $606,562 and a gain on cash and investments held in Trust Account of $2,514,122.

Liquidity and Capital Resources

For the six months ended June 30, 2025, cash used in operating activities was $418,317. This was made up of a net loss of $8,220,719, changes in operating assets and liabilities of $9,840, a change in fair value of warrant liabilities of $8,694,064, and a $881,822 gain on investments in trust.

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

Going Concern Considerations

As of June 30, 2025, the Company had $56 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

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

Commitments and Contractual Obligations

For the six months ended June 30, 2025 and 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

Pursuant to an administrative services agreement, the Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team (the “Administrative Services Agreement”). On July 1, 2022, the Company amended the Administrative Services Agreement to reduce the fee to $5,000 per month. On September 25, 2024, the Company further amended and restated the Administrative Services Agreement with the Sponsor, with an effective date of May 1, 2024, reinstating the monthly fee at $15,000 per month for office space and secretarial and administrative services as may be reasonably required by the Company. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. The Company incurred $90,000 and $50,000 for the six months ended June 30, 2025 and 2024, respectively, in Sponsor administrative fees.

Due to Related Party

As of June 30, 2025 and December 31, 2024, the Company had an outstanding balance of $0 and $165,000 respectively due to the Sponsor under the Administrative Services Agreement.

Due from Related Party

As of June 30, 2025 and December 31, 2024, the Company had a due from Sponsor balance of $26,780 and $68,854.

Extension Contribution due from Sponsor

As of June 30, 2025 and December 31, 2024, the Company has a due from Sponsor balance of $151,395 and $360,000 representing required Sponsor deposit into the Trust Account to extend the Company’s liquidation deadline.

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

As of June 30, 2025 and 2024, $3,078,676 and $2,100,000 respectively had been drawn on the Extension Notes.

Following June 30, 2025, the Company made an aggregate deposit of $836,457 (including $6,852 in interest due) in extension contributions to extend the liquidation date through April 29, 2026.

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

As of June 30, 2025 and 2024, the Company utilized $2,059,076 and $1,381,742 under the IPO Working Capital Loan.

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

Subsequent to June 30, 2025, the Company deposited an aggregate of $836,457 (including $6,852 in interest due) into the Trust Account to extend the liquidation date to April 29, 2026. In addition, the Company drew an aggregate of $$836,457 under the extension loan and $774,899 under the working capital loan, respectively.

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

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net (loss) income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to redeemable Class A ordinary shares for the six months ended June 30, 2025 and 2024 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net (loss) income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to non-redeemable ordinary shares for the six months ended June 30, 2025 and 2024 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the public warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the unaudited condensed consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the public warrants after the detachment of the public warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. In the fourth quarter of fiscal year 2024, the Company’s public warrants were delisted from trading. As of June 30, 2025, the fair value of public warrants was value using the listed price on an over-the-counter (“OTC”) market which is considered to be Level 2 fair value measurement. The fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants which is also considered level 2 fair value instrument.

Both the First Extension Note and the IPO Working Capital Loan (together, the “Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of June 30, 2025, although the closing price of the Company’s Class A ordinary shares exceeded the exercise price of the underlying warrants. In estimating the fair value of the conversion option, the Company considered, among other factors, the probability of an initial business combination and the likelihood of the Sponsor electing to convert the Promissory Notes into warrants. Based on this assessment, the Company determined that the probability of conversion was de minimis despite the warrants being in-the-money. Accordingly, the Company concluded that the fair value of the conversion option was immaterial as of June 30, 2025 and, therefore, no liability was recognized for the conversion feature.

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

In connection with the preparation of this quarterly report as of June 30,2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, our disclosure controls and procedures were not effective as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

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