Form 10-Q
period 2025-09-30
Pyrophyte Acquisition Corp.
filed 2026-05-22
CIK 1848756

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

PYROPHYTE ACQUISITION CORP.

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2025

i

PART I - FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements.

PYROPHYTE ACQUISITION CORP.

CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30, 2025 (Unaudited)	DECEMBER 31, 2024
ASSETS
Cash	$7,958	$1,173
Prepaid expenses	53,264	63,570
Other current asset	26,780	68,854
Extension contribution due from Sponsor	151,395	360,000
Total current assets	239,397	493,597
Cash held in Trust Account	18,654,790	73,782,674
Total Assets	$18,894,187	$74,276,271

LIABILITIES, ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION, AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$750,713	$659,769
Convertible promissory note - extension loan	1,920,000	1,920,000
Promissory note - extension loan	1,385,769	450,000
Convertible promissory note - working capital loan	1,500,000	1,500,000
Promissory note - working capital loan	578,077	141,875
Due to related party	-	165,000
Conversion option liability - extension and working capital loans	868,338	-
Accrued expenses	190,000	192,200
Total current liabilities	7,192,897	5,028,844
Deferred underwriting fees payable	8,443,750	8,443,750
Derivative warrant liabilities	14,214,528	202,187
Deferred legal fees	3,995,655	3,882,330
Total liabilities	33,846,830	17,557,111

Commitments and Contingencies (Note 5)
Class A ordinary shares subject to possible redemption, $0.0001 par value; 1,513,954 and 6,290,711 shares at $12.36 and 11.77 per share at September 30, 2025 and December 31, 2024, respectively	18,706,185	74,042,674

Shareholders’ deficit
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued or outstanding	-	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 5,031,250 issued and outstanding at September 30, 2025 and December 31, 2024 (excluding 1,513,954 and 6,290,711 ordinary shares subject to possible redemption, respectively)	503	503
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none issued or outstanding at September 30, 2025 and December 31, 2024 respectively	-	-
Accumulated deficit	(33,659,331)	(17,324,017)
Total shareholders’ deficit	(33,658,828)	(17,323,514)
Total Liabilities, Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$18,894,187	$74,276,271

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024

General and administrative expenses	$110,387	$275,154	$518,869	$1,405,024
Loss from operations	(110,387)	(275,154)	(518,869)	(1,405,024)
Change in fair value of derivative warrant liabilities	(5,318,277)	(202,187)	(14,012,341)	404,375
Gain on cash (investments) held in Trust Account	147,451	776,421	1,029,273	3,290,543
Change in fair value of conversion option	(868,338)	-	(868,338)	-
Other Income	-	-	5	-
Net (loss) income	$(6,149,551)	$299,080	$(14,370,270)	$2,289,894
Weighted average shares outstanding of Class A ordinary shares subject to possible redemption, basic and diluted	1,513,954	6,290,711	3,508,644	7,426,633
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.94)	$0.03	$(1.68)	$0.18
Weighted average shares outstanding of non-redeemable ordinary shares, basic and diluted	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.94)	$0.03	$(1.68)	$0.18

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF ORDINARY SHARES SUBJECT TO POSSIBLE REDEMPTION AND
SHAREHOLDERS’ DEFICIT

For the three and nine months ended September 30, 2025

(Unaudited)

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2025	6,290,711	$74,042,674	5,031,250	$503	$-	$(17,324,017)	$(17,323,514)
Extension contribution due from Sponsor	-	270,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	584,665	-	-	-	(854,665)	(854,665)
Net loss	-	-	-	-	-	(3,190,203)	(3,190,203)
Balance as of March 31, 2025 (unaudited)	6,290,711	$74,897,339	5,031,250	$503	$-	$(21,368,885)	$(21,368,382)
Redemption of Class A ordinary shares	(4,776,757)	(57,089,949)	-	-	-	-	-
Extension contribution due from Sponsor	-	151,395	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	372,855			-	(735,834)	(735,834)
Net loss	-	-	-	-	-	(5,030,516)	(5,030,516)
Balance as of June 30, 2025 (unaudited)	1,513,954	$18,331,640	5,031,250	$503	$-	$(27,135,235)	$(27,134,732)
Extension contribution due from Sponsor	-	151,395	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	223,150			-	(374,545)	(374,545)
Net loss	-	-	-	-	-	(6,149,551)	(6,149,551)
Balance as of September 30, 2025 (unaudited)	1,513,954	$18,706,185	5,031,250	$503	$-	$(33,659,331)	$(33,658,828)

For the three and nine months ended September 30, 2024

	Ordinary Shares Subject to Possible Redemption		Non Redeemable Ordinary Shares		Additional		Total
	Class A		Class A		Paid-In	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance as of January 1, 2024	8,973,837	$99,250,100	5,031,250	$503	$-	$(15,476,233)	$(15,475,730)
Extension contribution due from Sponsor	-	480,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,646,307			-	(1,646,307)	(1,646,307)
Net income	-	-	-	-	-	1,939,948	1,939,948
Balance as of March 31, 2024 (unaudited)	8,973,837	$101,376,407	5,031,250	$503	$-	$(15,182,591)	$(15,182,088)
Extension contribution due from Sponsor	-	90,000	-	-	-	-	-
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	1,047,824			-	(2,007,824)	(2,007,824)
Net income	-	-	-	-	-	50,866	50,866
Balance as of June 30, 2024 (unaudited)	6,290,711	$72,073,997	5,031,250	$503	$-	$(17,139,550)	$(17,139,047)
Extension contribution due from Sponsor	-	270,000	-	-	-	-	-
Remeasurement of Class A ordinary shares to redemption value	-	776,421			-	(776,421)	(776,421)
Net income	-	-	-	-	-	299,080	299,080
Balance as of September 30, 2024 (unaudited)	6,290,711	$73,120,418	5,031,250	$503	$-	$(17,616,891)	$(17,616,388)

The accompanying notes are an integral part of these unaudited condensed financial statements.

PYROPHYTE ACQUISITION CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2025	FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2024
Cash Flows from Operating Activities
Net (loss) income	$(14,370,270)	$2,289,894
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Gain on cash (investments) held in Trust Account	(1,029,273)	(3,290,543)
Change in fair value of derivative warrant liabilities	14,012,341	(404,375)
Change in fair value of conversion option	868,338	-
Changes in operating assets and liabilities:
Prepaid expenses	10,306	70,495
Deferred legal fees	113,325	408,166
Accounts payable	90,944	14,878
Due from related party	42,074	-
Due to related party	(165,000)	95,000
Accrued expenses	(2,200)	63,996
Net cash used in operating activities	(429,415)	(752,489)
Cash Flows from Investing Activities
Trust Account withdrawal – redemption	57,089,949	30,440,234
Extension contribution deposit into Trust Account	(935,771)	(1,140,000)
Net cash provided by investing activities	56,154,178	29,300,234
Cash Flows from Financing Activities
Redemption of Class A ordinary shares	(57,089,949)	(30,440,234)
Proceeds from Promissory note – working capital loan	436,202	753,420
Proceeds from Promissory note – extension loan	935,769	1,140,000
Net cash used in financing activities	(55,717,978)	(28,546,814)

Net increase in cash	6,785	931
Cash - beginning of period	1,173	1,253
Cash - end of period	$7,958	$2,184

Supplemental disclosure of noncash investing and financing activities:
Remeasurement of Class A ordinary shares to redemption value	$1,180,670	$4,430,552
Extension contribution due from Sponsor	$151,395	$360,000

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

As of September 30, 2025, the Company had not yet commenced any operations. All activity for the period from February 12, 2021 (inception) through September 30, 2025 relates to the Company’s formation and the preparation of the initial public offering (the “Initial Public Offering”) described below, and since the Initial Public Offering, the search for a prospective initial business combination. The Company will not generate any operating revenues until after the completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

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

The Sponsor determined to increase the monthly amount that it or its designee would deposit into the Trust Account as a loan in connection with the Extension Amendment from (a) an amount equal to the greater of (i) $0.05 per Public Shares multiplied by the number of Public Shares then outstanding, and (ii) $75,000, to (b) $100,000 for each calendar month beginning on April 30, 2026, and ending on the earlier of the Company’s liquidation or April 29, 2027.

As of September 30, 2025 and December 31, 2024, $3,305,769 and $2,370,000 respectively had been drawn on the Extension Notes and there were Trust Account deposits in connection with the Extension Notes, totaling $3,305,769.

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

Liquidity and Capital Resources and Going Concern

As of September 30, 2025, the Company had $7,958 in cash. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate an initial business combination will be successful.

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

Note 2 – Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates are related to the fair value of the warrants and the conversion option embedded in the convertible promissory notes.

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

The financial information as of December 31, 2024 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. The interim results for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the year ending December 31, 2025 or for any future periods.

Principles of Consolidation

The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Snowbank NewCo Alberta ULC, As of September 30, 2025. Snowbank NewCo Alberta ULC had no assets or liabilities As of September 30, 2025. All significant intercompany transactions and balances have been eliminated in consolidation.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2025 and December 31, 2024, the Company had cash of $7,958 and $1,173, respectively. The Company did not have any cash equivalents held outside of the Trust Account as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025 and December 31, 2024, the funds in the Trust Account were held in an interest-bearing deposit account. The Company’s investments held in the Trust Account were classified as trading securities. Trading securities were presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. As of September 30, 2025, the Company investments held in Trust Account are invested in cash, due to the short-term nature cash approximates it fair value. Interest or dividend income is included in gain on cash (investments) held in Trust Account in the accompanying unaudited condensed consolidated statements of income. The estimated fair values of investments held in Trust Account prior to the liquidation of securities were determined using available market information.

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

The Company historically had two classes of ordinary shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert Class B ordinary shares into Class A ordinary shares, the Company now has Class A redeemable and non-redeemable ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable ordinary shares. Net (loss) income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to redeemable Class A ordinary shares for the three and nine months ended September 30, 2025 and 2024 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net (loss) income per share basic and diluted for non-redeemable ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to non-redeemable ordinary shares for the nine months ended September 30, 2025 and 2024 by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares was excluded from earnings per share as the redemption value approximates fair value.

A reconciliation of the net (loss) income per ordinary share is as follows.

	For The Three Months Ended September 30, 2025	For The Three Months Ended September 30, 2024	For The Nine Months Ended September 30, 2025	For The Nine Months Ended September 30, 2024
Redeemable Class A Ordinary Shares
Numerator: Net (loss) income allocable to Redeemable Class A Ordinary Shares
Net (loss) income allocable to Redeemable Class A Ordinary Shares	$(1,469,901)	$166,175	$(6,325,609)	$1,365,096

Denominator: Weighted Average Share Outstanding, Redeemable Class A Ordinary Shares
Basic and diluted weighted average shares outstanding, Redeemable Class A	1,513,954	6,290,711	3,508,644	7,426,633
Basic and diluted net (loss) income per share, Class A ordinary shares subject to possible redemption	$(0.97)	$0.03	$(1.80)	$0.18

Non-Redeemable Ordinary Shares
Numerator: Net (loss) income allocable to non-redeemable Ordinary Shares
Net income allocable to non-redeemable Ordinary Shares	$(4,884,850)	$132,905	$(9,070,661)	$924,798

Denominator: Weighted Average Non-Redeemable Ordinary Shares	5,031,250	5,031,250	5,031,250	5,031,250
Basic and diluted net (loss) income per share, non-redeemable ordinary shares	$(0.97)	$0.03	$(1.80)	$0.18

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

The reconciliation of Class A ordinary shares subject to possible redemption as of September 30, 2025 and December 31, 2024 is as follows:

	Shares	Amount
Class A ordinary shares subject to possible redemption at December 31, 2023	8,973,837	$99,250,100
Extension contribution due from Sponsor	—	360,000
Redemption of Class A ordinary shares	(2,683,126)	(30,440,234)
Remeasurement of Class A ordinary shares to redemption value	—	4,872,808
Class A ordinary shares subject to possible redemption at December 31, 2024	6,290,711	74,042,674
Remeasurement of Class A ordinary shares to redemption value	—	584,665
Extension contribution due from Sponsor	—	270,000
Class A ordinary shares subject to possible redemption at March 31, 2025	6,290,711	74,897,339
Redemption of Class A ordinary shares	(4,776,757)	(57,089,949)
Remeasurement of Class A ordinary shares to redemption value	—	372,855
Extension contribution due from Sponsor	—	151,395
Class A ordinary shares subject to possible redemption at June 30, 2025	1,513,954	$18,331,640
Remeasurement of Class A ordinary shares to redemption value	—	223,150
Extension contribution due from Sponsor	—	151,395
Class A ordinary shares subject to possible redemption at September 30, 2025	1,513,954	$18,706,185

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

Fair Value of Financial Instruments

As of September 30, 2025 and December 31, 2024, the carrying values of cash, accounts payable, and accrued expenses, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximate the carrying amounts represented in the unaudited condensed consolidated balance sheets.

The fair value of warrants issued in connection with the Initial Public Offering were initially measured at fair value using a Monte Carlo simulation model for the public warrants and Private Placement Warrants. As of September 30, 2025, the fair value of public warrants were determined using a combination of Monte Carlo and Binomial Lattice simulation models due to no trading activities at or around the reporting period. The fair value of the Private Placement Warrants were measured by reference to the price of the public warrants which is also considered level 3 fair value instrument. As of December 31, 2024, the fair value of the public warrants were valued based on the listed market price of the public warrants since they began trading on December 17, 2021 and the fair value of the Private Placement Warrants were measured by reference to the trading price of the public warrants, which is considered to be a Level 2 fair value measurement.

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

The Company determined that the conversion option embedded in its Extension Loans and the Working Capital Loan (as defined below) (together, the “Promissory Notes”) should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of September 30, 2025, the closing price of the Company’s Class A ordinary shares exceeded the $11.50 strike price at which holders of the convertible promissory notes could elect to convert. To determine the fair value of the conversion option the Company adjusted the price of the underlying private warrant security upward by assuming a merger closing, and calculated the intrinsic value of the conversion feature based on the grossed-up warrant price and the conversion price. The intrinsic value was multiplied by the principal balance and the probability of a business combination to arrive at the fair value of the conversion option. Accordingly, the conversion option was in-the-money, and the Company measured the related conversion option liability at its fair value of $868,338 as of that date. The resulting fair value was recognized as a charge to earnings in the Company’s unaudited condensed consolidated statement of operations, with a corresponding current liability recorded on the Company’s unaudited condensed consolidated balance sheet. As of September 30, 2025 and December 31, 2024, $3,305,769 and $2,370,000 respectively had been drawn on the Extension Loans. As of September 30, 2025 and December 31, 2024, $2,078,077 and $1,641,875 were outstanding on the Working Capital Loan, respectively.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2025 and December 31, 2024. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

On April 26, 2024, the Company further amended and restated the Working Capital Loan to extend the maturity date thereunder to the earlier of (i) forty-two months after the closing of the Public Offering and (ii) the consummation of a Business Combination.

As of September 30, 2025 and December 31, 2024, the Company had $2,078,077 and $1,641,875 outstanding under the Working Capital Loans respectively.

Extension Loans

In connection with the First Extension, the Sponsor agreed to loan the Company an amount equal to the lesser of (i) $0.04 per Public Shares multiplied by the number of Public Shares then outstanding and (ii) $160,000, for each calendar month beginning on April 30, 2023 until the earlier of (i) the completion of a Business Combination and (ii) the Company’s liquidation (each, a “Contribution”).

In connection with the first Contribution, on May 4, 2023, the Company issued a non-interest bearing note to the Sponsor with a principal amount up to $1.92 million for working capital expenses (as discussed in Note 1). The Sponsor may convert the outstanding principal into Private Placement Warrants at $1.00 per warrant. This note bears no interest and is repayable in full upon the earlier of the consummation of the Company’s initial Business Combination, or the liquidation of the Company. If the Company does not consummate an initial Business Combination by the First Extended Date, the note will be repaid only from funds held outside of the Trust Account or will be forfeited, eliminated or otherwise forgiven. The maturity date of this loan is the earlier of (i) fifty-four months after the closing of the IPO and (ii) the effective date of a Business Combination.

On April 26, 2024, in connection with the Second Extension Meeting, the Company issued a non-interest bearing promissory note to the Sponsor in the amount of $1.08 million in connection with the Second Extension Contributions. The maturity date of this loan is the earlier of (i) the Company’s liquidation date and (ii) the effective date of a Business Combination.

On April 25, 2025, in connection with the Third Extension Meeting, the Company issued a non-interest bearing promissory note to the Sponsor in the amount of $1.5 million (the “Third Extension Note”) in connection with the Third Extension Contributions. The maturity date of this loan is the earlier of (i) fifty-four months after the closing of the IPO and (ii) the effective date of a Business Combination.

On April 28, 2026, in connection with the Fourth Extension Meeting, the Company issued a non-interest bearing promissory note to the Sponsor in the amount of $1.2 million (the “Fourth Extension Note”) in connection with the Fourth Extension Contributions. The maturity date of this loan is the earlier of (i) the Company’s liquidation date and (ii) the effective date of a Business Combination.

As of September 30, 2025 and December 31, 2024, the Sponsor has advanced $3,305,769 and $2,370,000 respectively to the Company. As of September 30, 2025 and December 31, 2024, extension contributions of $151,395 and $360,000 respectively were due from Sponsor, which is not included in the outstanding balance of the extension loans.

The Company determined that the conversion option on the first extension and working capital notes should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of September 30, 2025, the closing price of the Company’s Class A ordinary shares exceeded the $11.50 strike price at which holders of the convertible promissory notes could elect to convert. Accordingly, the conversion option was in-the-money, and the Company measured the related conversion option liability at its fair value of $868,338 as of that date. The resulting fair value was recognized as a charge to earnings in the Company’s unaudited condensed consolidated statement of operations, with a corresponding current liability recorded on the Company’s unaudited condensed consolidated balance sheet.

Administrative Support Agreement

Commencing on the date of the Initial Public Offering, the Company has paid the Sponsor $15,000 per month for utilities, secretarial and administrative support services provided to the members of the Company’s management team, which included payment of $10,000 per month to our former Chief Financial Officer and Executive Vice President of Business Development. Upon completion of the initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. On July 1, 2022 the Company amended the administrative support agreement with the Sponsor from $15,000 per month to $5,000 per month. The agreement was amended again on September 25, 2024 with an effective date of May 1, 2024 to increase the fees from $5,000 to $15,000 per month. For the nine months ended September 30, 2025 and 2024, the Company incurred $135,000 and $95,000 respectively in Sponsor administrative fees.

For the nine months ended September 30, 2025 and 2024, the Company reimbursed management $68,746 and $36,159, respectively, for expenses related to acquisition activities.

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance of $0 and $165,000 respectively due to the Sponsor for administrative support services.

Due from Related Party

As of September 30, 2025 and December 31, 2024, the Company had a due from Sponsor balance of $26,780 and $68,854 respectively.

Extension Contribution Due from Sponsor

In connection with the First Extension and Second Extension, the Sponsor is obligated to fund the Trust Account (Note 1). As of September 30, 2025 and December 31, 2024, $151,395 and $360,000 respectively of extension contributions were due from Sponsor. Following September 30, 2025, the Company made an aggregate deposits of $609,364 in extension contributions to extend the liquidation date through April 29, 2026.

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

Investment Advisory Agreement

On November 5, 2021, the Company entered into an investment advisory agreement with Clean Energy Associates, LLC (“Clean Energy”), pursuant to which Clean Energy will serve as an investment advisor in connection with the Company’s initial Business Combination. If the Company enters into a letter of intent with a potential target that has been introduced to it by Clean Energy, it shall pay Clean Energy a cash success fee of $40,000. Clean Energy shall also be paid a retainer of up to $40,000. This agreement was subsequently terminated. As of September 30, 2025 and December 31, 2024, there were no amounts incurred and accrued for Clean Energy.

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

Redemption of warrants when the price per share of Class A ordinary share equals or exceeds $10.00: Once the warrants become exercisable, the Company may redeem the outstanding warrants:

●	in whole and not in part;

●	at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption; provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of shares determined by reference to the table set forth under “Description of Securities — Warrants — Public Warrants” based on the redemption date and the “fair market value” of Class A ordinary share (as defined below) except as otherwise described in “Description of Securities — Warrants — Public Warrants” in the Company’s annual report on Form 10-K; and;

●	if, and only if, the closing price of Class A ordinary share equals or exceeds $10.00 per Public Shares (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments” in the Company’s annual report on Form 10-K) for any 20 trading days within the 30-trading day period ending three trading days before we send the notice of redemption to the warrant holders; and

●	if the closing price of the Class A ordinary share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders is less than $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant as described under the heading “Description of Securities — Warrants — Public Warrants — Redemption Procedures — Anti-dilution Adjustments” in the Company’s annual report on Form 10-K), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding public warrants, as described above.

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

Note 7 – Shareholders’ Deficit

Preference shares - The Company is authorized to issue 1,000,000 shares of preference shares, par value $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2025 and December 31, 2024, there were no preference shares issued or outstanding.

Class A ordinary shares - The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2025 and December 31, 2024, there were 5,031,250 Class A ordinary shares issued or outstanding (excluding 1,513,954 and 6,290,711 Class A ordinary shares subject to possible redemption), respectively.

In connection with the Extraordinary General Meeting on April 25, 2025, shareholders holding an aggregate of 4,776,757 Public Shares exercised their right to redeem their shares leaving 1,513,954 redeemable Class A ordinary shares outstanding as of that date.

Class B ordinary shares - The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 29, 2021, the Sponsor surrendered 718,750 Founder Shares to us for cancelation for no consideration, resulting an aggregate of 5,031,250 Founder Shares outstanding. On April 24, 2023, in connection with the Company’s extraordinary meeting, passed an amendment to the Company’s Articles allowing Class B shareholders the right to convert their shares into Class A ordinary shares at the election of the holder. As a result of this amendment, all Class B ordinary shareholders elected to convert their shares into Class A ordinary shares thus reducing the number of Class B ordinary shares issued and outstanding to zero. As of September 30, 2025 and December 31, 2024, there were no Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law or stock exchange rule.

Note 8 – Fair Value Measurements

Since April 24, 2024, the funds in the Trust Account were held in an interest-bearing deposit account which is cash and cash equivalent, which are excluded from leveling. The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis As of September 30, 2025 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$—	$—	$6,557,731
Private Placement Warrants	$—	$—	$7,656,797
Conversion option liability	$—	$—	$868,338

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period.

The table below shows the change in fair value of the warrant liabilities as of September 30, 2025:

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2025	$100,625	$101,562	$202,187
Change in fair value	6,457,106	7,555,235	14,012,341
Fair value As of September 30, 2025	$6,557,731	$7,656,797	$14,214,528

Any significant changes in the inputs may result in significantly higher or lower fair value measurements. The following table provides quantitative information regarding Level 3 fair value measurement inputs for the Public Warrants and Private Placement Warrants at their measurement date:

September 30, 2025
Exercise price	$11.50
Underlying share price	$12.32
Volatility	19.08%
Term to business combination (years)	0.58
Risk-free rate	3.74%
Time remaining post-merger (years)	5.00
Probability of merger closing	20.00%*

The table below shows the change in fair value of the warrant liabilities as of September 30, 2024:

	Public Warrants	Private Placement Warrants	Total

Fair value at January 1, 2024	$806,406	$811,094	$1,617,500
Change in fair value	(202,656)	(201,719)	(404,375)
Fair value as of September 30, 2024	$603,750	$609,375	$1,213,125

The following table presents information about the Company’s financial liabilities that are measured at fair value on a recurring basis as of December 31, 2024 by level within the fair value hierarchy:

	Level 1	Level 2	Level 3
Liabilities:
Public Warrants	$—	$100,625	$—
Private Placement Warrants	$—	$101,562	$—

The estimated fair value of the over-allotment option was $868,338. The following table provides quantitative information regarding Level 3 fair value measurement inputs for the conversion option liability at the measurement date:

	September 30, 2025
Private warrant value assuming merger closes	$1.51
Intrinsic Value per $1 of Convertible Debt Principal	$0.51
Private warrant value	$0.75
Total convertible debt principal	$3,420,000
Probability of merger closing	50.00	%*

*	The valuation methodologies applied to the Company’s warrants and convertible promissory notes incorporated differing assumptions regarding the probability of consummation of a business combination due to the distinct economic characteristics and risk profiles of the respective instruments. Specifically, the valuation of the warrants reflects risks and expected outcomes extending beyond the consummation of the initial business combination, whereas the valuation of the convertible promissory notes is primarily dependent upon the occurrence of a business combination, after which the associated risk exposure terminates.

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

As of September 30, 2025, the Company had not commenced any operations. All activity for the nine months ended September 30, 2025 and 2024 relates to the Company’s formation and the Initial Public Offering. The Company will not generate any operating revenues until after the completion of an initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering, which are held in a Trust Account.

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

When evaluating the Company’s performance and making key decisions regarding resource allocation the CODM reviews several key metrics, which include the following:

	Months Ended	Months Ended	Months Ended	Months Ended
	September 30,	September 30,	September 30,	September 30,
	2025	2024	2025	2024
General and administrative expenses	$110,387	$275,154	$518,869	$1,405,024
Gain on cash (investments) held in Trust Account	$147,451	$776,421	$1,029,273	$3,290,543

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

Subsequent to September 30, 2025, the Company deposited an aggregate of $609,364 into the Trust Account to extend the liquidation date to April 29, 2026. In addition, the Company drew an aggregate of $609,364 under the extension loan and $755,899 under the working capital loan, respectively.

On October 16, 2025, the Company entered into a fourth amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from December 31, 2025 to April 29, 2026.

On March 13, 2026, the Company entered into a fifth amendment to Sio Business Combination Agreement, pursuant to which the parties agreed to further extend the outside date from April 29, 2026 to April 29, 2027.

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

For the three months ended September 30, 2025, we had a net loss of $6,149,551 which consists of general and administrative expenses of $110,387, change in fair value of derivative warrant liabilities of $5,318,277, change in fair value of conversion option of $868,338 , offset by a gain on investments held in Trust Account of $147,451.

For the three months ended September 30, 2024, we had a net income of $299,080, which consists of general and administrative expenses of $275,154, change in fair value of derivative warrant liabilities of $202,187, offset by a gain on cash held in Trust Account of $776,421.

For the nine months ended September 30, 2025, we had a net loss of $14,370,270, which consists of general and administrative expenses of $518,869, change in fair value of derivative warrant liabilities of $14,012,341, change in fair value of conversion option of $868,338, offset by a gain on investments held in Trust Account of $1,029,273 and $5 in other income.

For the nine months ended September 30, 2024, we had a net income of $2,289,894, which consists of general and administrative expenses of $1,405,024, offset by a change in fair value of derivative warrant liabilities of $404,375 and a gain on cash and investments held in Trust Account of $3,290,543.

Liquidity and Capital Resources

For the nine months ended September 30, 2025, cash used in operating activities was $429,415. This was made up of a net loss of $14,370,270, changes in operating assets and liabilities of $89,449, a change in fair value of warrant liabilities of $14,012,341, change in fair value of conversion option of $868,338, and a $1,029,273 gain on investments in trust.

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

Going Concern Considerations

As of September 30, 2025, the Company had $7,958 in cash and no cash equivalents. Further, the Company has incurred and expects to continue to incur significant costs in pursuit of its financing and acquisition plans. Management’s plans to address this need for capital through completing the Sio Business Combination and the IPO Working Capital Loan. The Company cannot assure that its plans to consummate an initial business combination will be successful. If the Company’s estimates of the costs of identifying a target business, undertaking in-depth due diligence, and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to an initial business combination. The liquidation deadline for the Company is also currently within the next twelve months if an initial business combination is not consummated. The Company cannot assure that its plans to consummate the Sio Business Combination or any initial business combination will be successful.

The Company is a Special Purpose Acquisition Corporation wvith a currently scheduled liquidation date of April 29, 2027. There can be no assurance that the Company will be able to consummate an initial business combination by April 29, 2027 (or such date as such deadline may be extended). In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to complete an initial business combination and raise additional funds to alleviate liquidity needs and since the mandatory liquidation deadline is less than 12 months away, there is substantial doubt that the Company will operate as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Extended Date. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Commitments and Contractual Obligations

For the nine months ended September 30, 2025 and 2024, we did not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities.

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

Administrative Support Agreement

Pursuant to an administrative services agreement, the Company agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for utilities, secretarial and administrative support services provided to members of the management team (the “Administrative Services Agreement”). On July 1, 2022, the Company amended the Administrative Services Agreement to reduce the fee to $5,000 per month. On September 25, 2024, the Company further amended and restated the Administrative Services Agreement with the Sponsor, with an effective date of May 1, 2024, reinstating the monthly fee at $15,000 per month for office space and secretarial and administrative services as may be reasonably required by the Company. Upon completion of the initial business combination or the liquidation, we will cease paying these monthly fees. The Company incurred $135,000 and $95,000 for the nine months ended September 30, 2025 and 2024, respectively, in Sponsor administrative fees.

Due to Related Party

As of September 30, 2025 and December 31, 2024, the Company had an outstanding balance of $0 and $165,000 respectively due to the Sponsor under the Administrative Services Agreement.

Due from Related Party

As of September 30, 2025 and December 31, 2024, the Company had a due from Sponsor balance of $26,780 and $68,854.

Extension Contribution due from Sponsor

As of September 30, 2025 and December 31, 2024, the Company had a due from Sponsor balance of $151,395 and $360,000 representing required Sponsor deposit into the Trust Account to extend the Company’s liquidation deadline.

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

As of September 30, 2025 and 2024, $3,305,769 and $2,100,000 respectively had been drawn on the Extension Notes.

Following September 30, 2025, the Company made an aggregate deposit of $609,364 in extension contributions to extend the liquidation date through April 29, 2026.

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

As of September 30, 2025 and 2024, the Company had $2,078,077 and $1,476,742 outstanding under the IPO Working Capital Loan.

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

The Company historically had two classes of ordinary shares -- Class A ordinary shares and Class B ordinary shares. Upon the conversion event in April 2023 to convert the Class B ordinary shares into Class A ordinary shares, the Company now have redeemable and non-redeemable Class A ordinary shares. Income and losses are shared pro rata between the redeemable and non-redeemable Class A ordinary shares. Net (loss) income per share, basic and diluted for redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to redeemable Class A ordinary shares for the nine months ended September 30, 2025 and 2024 by the weighted average number of redeemable Class A ordinary shares outstanding for the periods. Net (loss) income per share basic and diluted for non-redeemable Class A ordinary shares is calculated by dividing the pro rata allocation of net (loss) income to non-redeemable ordinary shares for the nine months ended September 30, 2025 and 2024 by the weighted average number of non-redeemable Class A ordinary shares outstanding for the periods. Remeasurement associated with the redeemable shares of Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

The Company issued 10,062,500 public warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 10,156,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re- measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed consolidated statements of income. The Company initially utilized a Monte Carlo simulation model to value the public warrants and Private Placement Warrants at each balance sheet date, with changes in fair value recognized in the unaudited condensed consolidated statements of income. Inherent in pricing models are assumptions and inputs used to arrive the fair value of the Public and Private Placement warrants. The subsequent measurements of the public warrants after the detachment of the public warrants from the Units on December 17, 2021 were classified as Level 1 due to the use of an observable market quote in an active market under the ticker PHYT.WS. In the fourth quarter of fiscal year 2024, the Company’s public warrants were delisted from trading. As of September 30, 2025, the fair value of public warrants was determined using a combination of Monte Carlo and Binomial Lattice simulation models due to no trading activities at or around the reporting period. The fair value of the Private Placement Warrants were measured by reference to the price of the public warrants which is also considered level 3 fair value instrument.

Both the First Extension Note and the IPO Working Capital Loan (together, the “Promissory Notes”), contain a conversion feature, for which upon maturity, the outstanding principal of the Promissory Notes, at the option of the Sponsor, may be converted into warrants identical to the Private Placement capital warrants. The Company determined that the conversion option should be bifurcated and accounted for as a derivative in accordance with ASC 815. As of September 30, 2025, the closing price of the Company’s Class A ordinary shares exceeded the $11.50 strike price at which holders of the convertible promissory notes could elect to convert. Accordingly, the conversion option was in-the-money, and the Company measured the related conversion option liability at its fair value as of that date. The resulting fair value was recognized as a charge to earnings in the Company’s unaudited condensed consolidated statement of operations, with a corresponding current liability recorded on the Company’s unaudited condensed consolidated balance sheet.

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

In connection with the preparation of this quarterly report as of September 30, 2025, an evaluation was performed under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on such evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, As of September 30, 2025, our disclosure controls and procedures were not effective as we experienced difficulty in the accounting and reporting related to the existence of assets, the accounting and reporting for the completeness and accuracy of our liabilities and the corresponding expenses, as well as the accounting for complex financial instruments, and related party transactions which we experienced and reported as a material weakness in our Annual Report on Form 10-K for the year ended December 31, 2024. As a result, we performed additional analysis as deemed necessary to ensure that our unaudited condensed consolidated financial statements were prepared in accordance with GAAP. Accordingly, management believes that the unaudited condensed consolidated financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K filed with the SEC on February 18, 2026. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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